Form 10QSB
period 2003-06-30
BLUESTONE VENTURES INC
filed 2003-08-14
CIK 1122860

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-QSB

[ X ]      Quarterly  Report  pursuant  to  Section  13  or  15(d)  of  the
     Securities Exchange Act of 1934

     For the six month period ended June 30, 2003.

[    ]     Transition  Report  pursuant to 13 or 15(d)  of  the  Securities
     Exchange Act of 1934

     For the transition period                to

          Commission File Number      0-29431


                          BLUESTONE VENTURES INC.

     (Exact name of small Business Issuer as specified in its charter)


       Nevada                             98-0372780

(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)


Suite 200 - 675 West Hastings Street
Vancouver, British Columbia, Canada        V6B 1N2

(Address of principal executive offices)   (Postal or  Zip Code)


Issuer's telephone number, including area code:  604-267-0111


                               None

        (Former name, former address and former fiscal year, if changed since last report)


Check  whether  the issuer (1) filed all reports required to  be  filed  by
Section  13  or  15(d) of the Securities Exchange Act of  1934  during  the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days     [ X ]  Yes    [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,981,000 Shares of $0.001 par value Common Stock outstanding as of June 30, 2003.



                      PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements


The  accompanying  unaudited financial statements  have  been  prepared  in accordance  with  the  instructions to Form 10-QSB  and  Item  310  (b)  of
Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.











                          BLUESTONE VENTURES INC.
                      (An Exploration Stage Company)


                           FINANCIAL STATEMENTS


                               JUNE 30, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)

                          BLUESTONE VENTURES INC.
                      (An Exploration Stage Company)

                               BALANCE SHEET
                                (Unaudited)
                         (Stated in U.S. Dollars)



                                              JUNE 30  DECEMBER
                                                          31
                                               2003      2002
                                              -----------------
ASSETS

Current
Cash                                         $ 254     $ 2,858
                                             -----------------
TOTAL ASSETS                                 $ 254     $ 2,858
                                             -----------------
LIABILITIES

Current
   Accounts payable                          $ 15,613  $ 15,613
Due to stockholder (Note3)                      8,995     5,500
                                             ------------------
TOTAL LIABILITIES                            $ 24,608  $ 21,113
                                             ------------------
STOCKHOLDERS' (DEFICIT)

PREFERRED STOCK, $0.001 par value per share
   Authorized - 5,000,000 shares
  Issued - Nil
COMMON STOCK, $0.001 par value per share
   Authorized - 70,000,000 shares
Issued  - 4,981,000 shares (December 31,2002    4,981     4,981
- 4,981,000 shares)
ADDITIONAL PAID IN CAPITAL                     72,369    72,369
DONATED CAPITAL                                18,000     6,000
DEFICIT                                      (119,704) (101,605)
                                             ------------------


TOTAL STOCKHOLDERS' DEFICIT                   (24,354)  (18,255)
                                             ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $ 254   $ 2,858
                                             ==================



 The accompanying notes are an integral part of these financial statements

                          BLUESTONE VENTURES INC.
                      (An Exploration Stage Company)

                          STATEMENT OF OPERATIONS
                                (Unaudited)
                         (Stated in U.S. Dollars)



                                                                INCEPTION
                                                                 JULY 12
                      THREE MONTHS ENDED    SIX MONTHS ENDED     2000 TO
                           JUNE 30              JUNE  30         JUNE 30
                        2003      2002       2003      2002       2003
                   -----------------------------------------------------
Expenses
Donated services     $ 6000     $ -        $ 12,000  $ -        $ 18,000
General and              52       112           100       171      1,042
administrative

Professional fees      -          2,200       5,000    10,700     36,211

Transfer agent and     -          -           1,000       175      2,095
filing fees
Management fees        -          -             -          -       1,000

Mineral property       -          -             -          -      62,000
expenditures        ----------------------------------------------------
                       6052        2312      18,100    11,046    120,348

NON-OPERATING INCOME
Interest Income          -          (24)         (1)      (66)      (644)
                    ----------------------------------------------------
Net Loss For The       6,052      2,288      18,099    10,980    119,704
Period              ====================================================


Net Loss Per Share - $ (0.001)  $ (0.001)  $ (0.002) $ (0.001)
Basic               ====================================================


Weighted Average
Number Of Shares       4,981,000 4,981,000 4,981,000 4,981,000
Outstanding




 The accompanying notes are an integral part of these financial statements

                          BLUESTONE VENTURES INC.
                      (An Exploration Stage Company)

                          STATEMENT OF CASH FLOWS
                                (Unaudited)
                         (Stated in U.S. Dollars)





                                         SIX MONTHS ENDED
                                             JUNE 30
                                          2003     2002
                                      -------------------
Cash Flows From Operating
Activities
  Net loss for the period             $ (18,099)$(10,980)

Donated services                         12,000   -

Changes in operating assets
and liabilities

Change in accounts payable               -        1,500
                                       -----------------
Net Cash Used in Operating              (6,099)  (12,900)
Activities                             -----------------


Cash Flows From Financing
Activities

  Common stock cancelled                         (250)
for cash
Stockholder advance                     3,495    -
                                        ----------------
Net Cash Provided by (used              3,495    (250)
in) Financing Activities


(Decrease) In Cash                      (2604)   (12,73
                                                 0)


Cash, Beginning Of Period               2,858    24,932
                                        ---------------

Cash, End Of Period                   $ 254    $ 12,202
=======================================================

Supplemental Disclosures
  Cash paid for interest                -        -
  Cash paid for income                  -        -
taxes




 The accompanying notes are an integral part of these financial statements
                          BLUESTONE VENTURES INC.
                      (An Exploration Stage Company)

                       NOTES TO FINANCIAL STATEMENTS

                               JUNE 30, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)


NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada, USA on July 12, 2000 under the name Bluestone Ventures Inc.

The Company's principal business is the exploration of mineral resources. The Company has not yet determined whether its properties contain ore reserves that are economically recoverable. The recoverability of amounts capitalized for resource properties is dependent upon the existence, discovery and exploitation of economically recoverable reserves in its resource properties, the ability of the Company to arrange appropriate financing, either directly or through joint ventures, to complete the development of the properties, confirmation of the Company's interests in the underlying properties, and upon future profitable production of the proceeds from the disposition thereof.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. During the period since inception on July 12, 2000 to June 30, 2003, the Company has incurred operating losses aggregating $119,704. At June 30, 2003, the Company has a working capital deficiency of $24,354 and a stockholders deficit of $24,354. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. There is substantial doubt regarding the Company's ability to continue as a going concern.


NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial information furnished herein reflects all material adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim financial statements for the period presented. Interim results are not necessarily indicative of the results of operations for the full year. These interim financial statements and related footnotes should be read in conjunction with the annual financial statements and footnotes thereto for the year ended December 31, 2002.


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company recognized $12,000 as donated services to directors of the Company for services rendered during the six month period ended June 30, 2003.

The Company is indebted to a shareholder in the amount of $8,995 representing cash advances. This amount is unsecured, non-interest bearing and has no specific terms of repayment.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No.150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of free-standing financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-base employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003 and its impact did not have a material effect on its financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Fore (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003 and its impact did not have a material effect on its financial position or results of operations.

FASB has also issued SFAS No. 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.


NOTE 5 - SUBSEQUENT EVENT

The Company is proposing an initial public offering by way of prospectus, consisting of 1,741,000 shares of common stock to be sold by the Company and by current shareholders at a price of $0.25 per share. The Company is offering up to 260,000 shares of common stock for a period of 180 days from the date of the prospectus, and will net the Company proceeds of $65,000 if all the shares are subscribed for.

Item 2. Plan of Operation

Forward-Looking Statements

This Form 10-QSB includes -" forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Plan of Operation

The Company was organized as a Nevada corporation on July 12, 2000 for the purpose of acquiring and exploring mineral properties.

We plan to conduct the recommend phase one exploration program on the Nagunagisic Lake property consisting of geological mapping, surface rock and soil sampling and analysis, a VLF-EM survey and an induced polarization survey. We anticipate that the cost of this part of this program will be approximately $40,650. We commenced this exploration program in summer 2002. We completed initial work on the property in July, 2002. We retained Mr. Robert Reukl, a geologist, to perform geological work on the property, including line cutting and a magnometer survey. The magnometer survey resulted in the discovery of a 400-meter long conductor coincident with the Burnt Rock mineralized zone. This conductor offers an excellent target for follow up exploration work in the Burnt Rock area. As stated above, magnetometer surveys involve measuring the strength of the earth's magnetic field. Variations in the magnetic readings on the property may indicate the increased likelihood of precious or base minerals in the area. The discovery of a 400-meter long conductor means that the rock underlying this area of the property has higher than normal magnetic properties. This may indicate the presence of copper, zinc, silver and gold. However, it may also indicate the presence of rocks, such as magnetite, that have little commercial value. Accordingly, additional exploration is necessary to determine the cause of the magnetometer reading.

The Nagunagisic Lake property is presently under a heavy accumulation of snow and this will make the exploration program unfeasible until at least late June of 2003. Typically, the Nagunagisic Lake area is snow free from April to October of each year. However, due to a harsher than normal winter this year, access to the property was delayed. Additional exploration will depend on the availability of Mr. Robert Reukl to conduct additional exploration. Mr. Reukl will be available, however, in late June and we intend to continue the exploration program at that time. We expect to complete the exploration program over two months. During the winter season, we will review the results of the work completed to date with our consulting geologist and arrange for the required equipment and personnel for the completion of the exploration program. Due to Mr. Reukl's schedule, we have not been able to review these results as of the date of this prospectus. We expect to accomplish this in June of 2003. We expect to continue exploration in late June 2003 and complete it by September 2003. In order to complete Phase I of the proposed exploration program, we will conduct an induced polarization survey on the property and collect soil samples. We shall have to raise additional funds to complete the Phase I portion of our project. This is due to unanticipated legal and accounting expenses and because our management believed that this offering would be completed prior to 2003. We currently have sufficient funds to continue for the next twelve months, however we shall need additional capital to continue with our projected activities and the lack of such capital would severely curtail our progress.

If results from phase one of the work program on the Nagunagisic property are positive, we intend to commence the phase two drill program as described in the geological report and estimated to cost $103,000. Results of the phase one work program will be considered positive if our consulting geologist, Mr. Reukl, believes there is evidence that the property contains significant amounts of precious or based metals that it may potentially host reserves. If any of the samples that our consulting geologist gathers from the Phase I exploration program yield at least 1% zinc, 1% copper, or 5 grams per tonne silver, these would be considered significant amounts. Such results would be seen as positive by us. We anticipate that we will have to raise additional funding in order to conduct the phase two program and that his phase would be conducted during the late summer or early fall of 2003. Due to delays encountered with respect to the Phase I work program, the Company does not expect to commence the Phase II work program until August 2003. This will give the Company time to review and interpret the results from the remainder of the Phase I exploration program prior to proceeding with Phase II. The delays we encountered with respect to our Phase I work program resulted from our limited cash. We had anticipated that our public offering would have been completed prior to the end of the 2002 work season. All of the proceeds of our primary offering or $65,000, will be used by us but only approximately $15,500 will be applied to the Phase I exploration program and no funds have been designated for the Phase II work program. Our inability to raise sufficient funding to conduct our Phase II work program would require us to postpone the commencement of our Phase II work program until adequate funding could be raised through additional securities offerings or loans and we have no commitments from any person on any such additional funding.

The nature of our activities after commencing the Phase II work program are anticipated to be as follows: raising funds necessary to commence and complete program; retaining geological consultant to oversee exploration program; arranging with consultant to hire additional personnel for program including helicopter charter, drilling company and geological helpers; organizing establishment of camp and lodging requirements; keeping shareholders and market advised of progress and results; arranging for shipment of samples for assay analysis.

We anticipate spending approximately $1,500 in ongoing general and administrative expenses per month for the next twelve months.
Our completion of the work programs and investigation and acquisition of additional mineral property interests is subject to our obtaining adequate financing. During the 12-month period following the date of this registration statement, we do not anticipate generating any revenue. We intend to raise additional capital through private or public offerings of our common stock. We do not have any financing arranged, nor has an underwriter expressed an interest in a public offering. Accordingly, there can be no assurance that additional funding will be available. In the absence of such financing, our business plan will fail.

We may consider entering into a joint venture partnership to provide the required funding to develop the Nagunagisic property. We have not undertaken any efforts to locate a joint venture partner for the Nagunagisic property. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in the property to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

-    our ability to raise additional funding

-    the market for base minerals such as zinc, copper and silver

- results of our proposed exploration programs on the Nagunagisic Lake property

- our ability to find joint venture partners for the development of our property interests

If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities. In the event no other such opportunities are available, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

If we find sufficient evidence of mineralization in Phase II, we would likely conduct additional drilling on the Nagunagisic Lake property to determine the extent of such mineralization. If we decide to conduct additional drilling, we will require additional funding. The cost of such a program cannot be determined until results from the first two phases of exploration are completed. However, we estimate that such a program will cost approximately $250,000.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of exploration. We believe that debt financing will not be an alternative for funding additional drilling. We do not have any arrangements in place for any future equity financing.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Mineral Properties

The Company capitalizes the acquisition cost of mineral properties. Exploration costs, such as prospecting and geophysical analysis, are expensed as incurred and pre-production development costs are generally capitalized on an individual property basis. These costs, which do not necessarily reflect present values, will be amortized over the estimated productive lives of the properties following the commencement of commercial production using the unit of production method. If a property is subsequently abandoned, sold or determined not to be economic, all related costs are written down. It is reasonably possible that economically recoverable reserves may not be discovered and accordingly a material portion of the carrying value of mineral properties and related deferred exploration costs could be written off. Properties acquired under option agreements whereby payments are made at the sole discretion of the Company are recorded in the accounts at such time as the payments are made. Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected title defects.

Item 3. Controls and Procedures

  a) Evaluation of disclosure controls and procedures. The issuer's principal executive officer and principal financial officer have concluded that the effectiveness of the issuer's controls and procedures (as defined in ss.240.13a-14(c) and 240.15d-14(c)), as of June 30, 2003, are
     sufficient.
  b) There have been no changes in internal controls in the previous period.


PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

The Company did not issue any securities during the second quarter ended June 31, 2003.

Item 3. Defaults Upon Senior Securities

  None.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 5. Other Information

  None.

Item 6. Exhibits and Report on Form 8-K

99.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

99.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

There were no reports filed on Form 8-K during the six month period ended June 30, 2003.
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluestone Ventures Inc.

/s/ Edward Wong
------------------------------
Edward Wong, President




                               CERTIFICATION

I, Edward Wong, President and Chief Executive Officer of Bluestone Ventures Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bluestone Ventures Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003
/s/ Edward Wong



-------------------------------------------
Edward Wong, President and C.E.O.
(Principal Executive Officer)


                               CERTIFICATION

I, Randy White, Treasurer and Director of Bluestone Ventures Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bluestone Ventures Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003
/s/ Randy White
---------------------------------------------------------
Randy White, Treasurer and Director
Principal Financial Officer



                               Exhibit 99.1


                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Bluestone Ventures, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

  1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 14, 2003
/s/ Edward Wong
-------------------------------------------
Edward Wong, President and C.E.O.
(Principal Executive Officer)



                               Exhibit 99.2


                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Bluestone Ventures, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

  3. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
4. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 14, 2003
/s/ Randy White
---------------------------------------------------------
Randy White, Treasurer and Director
Principal Financial Officer