Form 10QSB
period 2003-09-30
BLUESTONE VENTURES INC
filed 2003-12-05
CIK 1122860

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-QSB

[ X ]      Quarterly  Report  pursuant  to  Section  13  or  15(d)  of  the
     Securities Exchange Act of 1934

     For the nine month period ended September 30, 2003.

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,981,000 Shares of $0.001 par value Common Stock outstanding as of November 30, 2003.
                      PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements


The  accompanying  unaudited financial statements  have  been  prepared  in accordance  with  the  instructions to Form 10-QSB  and  Item  310  (b)  of
Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.
















                          BLUESTONE VENTURES INC.
                      (An Exploration Stage Company)


                           FINANCIAL STATEMENTS


                            SEPTEMBER 30, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)

                          BLUESTONE VENTURES INC.
                      (An Exploration Stage Company)

                               BALANCE SHEET
                                (Unaudited)
                         (Stated in U.S. Dollars)



                                             SEPTEMBER  DECEMBER
                                                30        31
                                               2003      2002

ASSETS

Current
Cash                                         $ 3,244   $ 2,858
                                              ----------------
TOTAL ASSETS                                 $ 3,244   $ 2,858
                                              ================
LIABILITIES

Current
   Accounts payable                          $ 15,733  $ 15,613
Due to stockholder (Note3)                     14,095     5,500
                                              -----------------
TOTAL LIABILITIES                            $ 29,828  $ 21,113
                                              -----------------
STOCKHOLDERS' (DEFICIT)

PREFERRED STOCK, $0.001 par value per share
   Authorized - 5,000,000 shares
  Issued - Nil
COMMON STOCK, $0.001 par value per share
   Authorized - 70,000,000 shares
Issued  - 4,981,000 shares (December 31,2002    4,981     4,981
- 4,981,000 shares)
ADDITIONAL PAID IN CAPITAL                     72,369    72,369
DONATED CAPITAL                                24,000     6,000
DEFICIT                                      (127,934) (101,605)
                                           --------------------


TOTAL STOCKHOLDERS' DEFICIT                   (26,584)  (18,255)
                                              -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $ 3,244   $ 2,858
                                              =================



 The accompanying notes are an integral part of these financial statements

                          BLUESTONE VENTURES INC.
                      (An Exploration Stage Company)

                          STATEMENT OF OPERATIONS
                                (Unaudited)
                         (Stated in U.S. Dollars)



                                                                INCEPTION
                                                                 JULY 12
                      THREE MONTHS ENDED    NINE MONTHS ENDED    2000 TO
                         SEPTEMBER 30         SEPTEMBER 30      SEPTEMBER
                                                                   30
                        2003      2002       2003      2002       2003

Expenses
Donated services     $ 6,000    $ -        $ 18,000  $ -        $ 24,000
General and            25         48         125       219        1,067
administrative
Professional fees      850        10,400     5,850     21,100     37,061
Transfer agent and     355        85         1,355     260        2,450
filing fees
Management fees        1,000      -          1,000     -          2,000
Mineral property       -          -          -         -         62,000
expenditures           -------------------------------------------------
                         8,230      10,533     26,330 21,579     128,578

NON-OPERATING INCOME
Interest Income          -          (10)       (1)       (76)       (644)
                       -------------------------------------------------

Net Loss For The       8,230      10,523     26,329    21,503     127,934
Period                 ==================================================


Net Loss Per Share - $ (0.002)  $ (0.002)  $ (0.005) $ (0.004)
Basic                  =======================================




Weighted Average
Number Of Shares       4,981,000  4,981,000  4,981,000 4,981,000
Outstanding            =========================================




 The accompanying notes are an integral part of these financial statements

                          BLUESTONE VENTURES INC.
                      (An Exploration Stage Company)

                          STATEMENT OF CASH FLOWS
                                (Unaudited)
                         (Stated in U.S. Dollars)





                                      NINE MONTHS ENDED
                                        SEPTEMBER 30
                                        2003     2002

Cash Flows From Operating
Activities
  Net loss for the period           $ (26,329)$ (21,503)

Donated services                       18,000        -

Changes in operating assets
and liabilities

Change in accounts payable                120    (1,500)
                                        ---------------
Net Cash Used in Operating             (8,209)  (23,003)
Activities                              ---------------


Cash Flows From Financing
Activities

  Common stock cancelled                          (250)
for cash
Stockholder advance                     8,595      -
                                        --------------
Net Cash Provided by (used              8,595     (250)
in) Financing Activities


Increase/(Decrease) In Cash               386  (23,253)



Cash, Beginning Of Period               2,858   24,932
                                        --------------

Cash, End Of Period                   $ 3,244  $ 1,679
                                        ==============

Supplemental Disclosures
  Cash paid for interest                  -        -
  Cash paid for income                    -        -
taxes




 The accompanying notes are an integral part of these financial statements
                          BLUESTONE VENTURES INC.
                      (An Exploration Stage Company)

                       NOTES TO FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)


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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has neither a history of earnings nor has it paid any dividends and it is unlikely to pay dividends or enjoy earnings in the immediate or foreseeable future. During the period since inception on July 12, 2000 to September 30, 2003, the Company has incurred operating losses aggregating $127,934. At September 30, 2003, the Company has a working capital deficiency of $26,584 and a stockholders deficit of $26,584. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other related parties, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no assurance that the Company will successfully acquire businesses or assets that will produce a profit. Moreover, if a potential business or asset is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. There is substantial doubt regarding the Company's ability to continue as a going concern.


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


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company recognized $18,000 as donated services to directors of the Company for services rendered during the nine month period ended September 30, 2003.

The Company is indebted to a shareholder in the amount of $14,095 representing cash advances. This amount is unsecured, non-interest bearing and has no specific terms of repayment.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No.150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of free-standing financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted SFAS No. 150 on July 1, 2003 and it did not have a material impact on the Company's results of operations, financial position or cash flows.

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

Item 2. Plan of Operation

Plan of Operation

The Company was organized as a Nevada corporation on July 12, 2000 for the purpose of acquiring and exploring mineral properties.

We plan to conduct the recommend phase one exploration program on the Nagunagisic Lake property consisting of geological mapping, surface rock and soil sampling and analysis, a VLF-EM survey and an induced polarization survey. We anticipate that the cost of this part of this program will be approximately $40,650. We commenced this exploration program in summer 2002. We completed initial work on the property in July 2002.

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

Due to funding difficulties and Mr. Reukl's work schedule, we were unable to continue exploration work on the Nagunagisic Lake property in the current fiscal year. Subject to financing, we intend to resume exploration in the spring of 2004. In order to complete Phase I of the proposed exploration program, we will conduct an induced polarization survey on the property and collect soil samples. We shall have to raise additional funds to complete the Phase I portion of our project.

If results from phase one of the work program on the Nagunagisic property are positive, we intend to commence the phase two drill program as described in the geological report and estimated to cost $103,000. Results of the phase one work program will be considered positive if our consulting geologist, Mr. Reukl, believes there is evidence that the property contains significant amounts of precious or based metals that it may potentially host reserves. If any of the samples that our consulting geologist gathers from the Phase I exploration program yield at least 1% zinc, 1% copper, or 5 grams per tonne silver, these would be considered significant amounts. We anticipate that we will have to raise additional funding in order to conduct the phase two program and that his phase would be conducted, subject to financing, during summer or early fall of 2004.


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

Mineral Properties

  The Company capitalizes the acquisition cost of mineral properties. Property option payments and exploration costs, such as prospecting and geophysical analysis, are expensed as incurred and pre-production development costs are generally capitalized on an individual property basis. These costs, which do not necessarily reflect present values, will be amortized over the estimated productive lives of the properties following the commencement of commercial production using the unit of production method. If a property is subsequently abandoned, sold or determined not to be economic, all related costs are written down. It is reasonably possible that economically recoverable reserves may not be discovered  and accordingly a material portion of the carrying  value  of mineral properties and related deferred exploration costs could be written off. Properties acquired under option agreements whereby payments are made at the sole discretion of the Company are recorded in the accounts at such time as the payments are made. Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected title defects.

Item 3 Controls and Procedures

  a) Evaluation of disclosure controls and procedures. The issuer's principal executive officer and principal financial officer have concluded that the effectiveness of the issuer's controls and procedures (as defined in ss.240.13a-14(c) and 240.15d-14(c)), as of September 30, 2003, are
     sufficient.

  b) There have been no changes in internal controls in the previous period.


PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

The Company did not issue any securities during the second quarter ended September 30, 2003.

Item 3. Defaults Upon Senior Securities

  None.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 5. Other Information

  None.

Item 6. Exhibits and Report on Form 8-K

  31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002
  31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002
  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002
  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the period ended September 30, 2003.
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluestone Ventures Inc.


/s/ Edward Wong
------------------------------
Edward Wong, President