Form 10KSB
period 2003-12-31
BLUESTONE VENTURES INC
filed 2004-04-15
CIK 1122860

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-KSB

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE    SECURITIES EXCHANGE ACT OF 1934

             For  the fiscal year ended December 31, 2003

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                       Commission file number: 333-87224



                        BLUESTONE VENTURES INC.
              (Name  of  small business issuer in its charter)



  Nevada                                         98-0372780
(State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification No.)



                           11940 Old Yale Road
                  Surrey, British  Columbia, Canada  V3V 3X3
                 --------------------------------------------
                    (Address of principal executive offices)


                                (604) 618-9110
                          Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class              Name of each exchange on which
to be so registered              each class is to be registered

        None                                  None

Securities to be registered pursuant to Section 12(g) of the Act:


                                    Common Stock
(Title of Class)                  ---------------

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X                    No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

              Yes   X                    No _____


State issuer's revenues for its most recent fiscal year:  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)


                   $435,250 as at March 31, 2004
                   ------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        5,241,000 shares of  common  stock as at March 31, 2004
       ---------------------------------------------------------

























TABLE OF CONTENTS

                                                             Page

ITEM 1:  DESCRIPTION OF BUSINESS                                4
ITEM 2:  DESCRIPTION OF PROPERTY                               12
ITEM 3:  LEGAL PROCEEDINGS                                     12
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   12
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS                                               12
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION                                             13
ITEM 7:  FINANCIAL STATEMENTS                                  15
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES                  24
ITEM 8A:  CONTROLS AND PROCEDURES..............................24
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS                                              25
ITEM 10:  EXECUTIVE COMPENSATION                               27
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                           27
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       28
ITEM 13:  EXHIBITS AND REPORTS                                 28
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES...............29




















PART I

ITEM 1:  DESCRIPTION OF BUSINESS

We were incorporated on July 12, 2000 with a view to acquiring and exploring mineral properties. During the balance of 2000, our management reviewed various mineral property interest acquisition
opportunities.   This led to our negotiation and acquisition of an
interest in the Nagunagisic Lake Property on December 15, 2000.

During 2001, we raised capital through the sale of shares of our common stock in order to cover administrative expenses and fund initial exploration of our potential mineral property.

We are an exploration stage company that proposes to be engaged in
the acquisition and exploration of mineral properties.   An
"exploration stage company" in the resource industry is involved in the search for mineral deposits on properties without established commercially mineable reserves.

By a mineral property option agreement with Robert Gordon Anderson dated December 15, 2000, as amended, we have the option to acquire a 100% interest, subject to a 2% net smelter returns royalty in favor of Mr. Anderson, in the Nagunagisic Lake property. A net smelter returns royalty is the amount of money that we would receive from the sale of minerals from the Nagunagisic Lake property to a smelter, less refining charges, ore treatment charges, penalties and transportation costs. This property consists of four mineral claim units located in the Gravel River area, Thunder Bay Mining District, Ontario, Canada. A claim unit is a parcel of property reserved for mineral exploration that consists of 16 hectares. The total area of the Nagunagisic Lake Property is approximately 64 hectares.

To date, we have not discovered an economically viable mineral deposit on the Nagunagisic Lake property, and there is no assurance that we will discover one.

In order to maintain our option to acquire the property in good standing, we must make cash payments, incur expenditures on the property and issue shares as follows:

Cash Payments

We must pay to Robert Gordon Anderson the sum of $250,000 cash as follows:

a) $25,000 upon execution of the agreement. We have made this payment;

b) $25,000 by the earlier of March 31, 2004 and the date that our shares of common stock are quoted for trading on the NASD OTC Bulletin Board;

c)   $100,000 by June 1, 2005; and

d)   $100,000 by June 1, 2006.


Exploration Expenditures

We must incur at least $100,000 in exploration expenditures on the Nagunagisic Lake Property as follows:

a) At least $10,000 by August 31, 2002 (we completed these expenditures);

b)A further $30,000 by August 30, 2005; and

c)   A further $60,000 by August 30, 2006.

Issuance of Shares

We must issue 250,000 shares in our capital stock to Robert Gordon Anderson upon execution of the agreement. We have made this share issuance.

Technical Information Regarding the Property

The Nagunagisic Lake property is the subject of a geological report prepared by James G. Burns, B.Sc., P. Eng dated February 8, 2001. The following description of the Nagunagisic Lake property is summarized from Mr. Burns report. Robert Gordon Anderson, the owner of the property, paid $2,587.84 to Mr. Burns for this report.

Location and Access

The Naguangisic Lake property is situated in north central
Ontario, approximately 14 kilometres north of Nipigon Bay on Lake Superior and 130 km northeast from the city of Thunder Bay. The property lies 13 kilometres north of Highway 17, part of the Trans-Canada Highway network. Geographical co-ordinates for the northeast corner of the claim are 87 degrees 43.5' west longitude by 49 degrees 02.01 north latitude.

Currently, there is no road access into the property.  From
Highway 17, a bush road leads northward along the Gravel River and terminates approximately two kilometres east of the property.
Consequently, the only direct means of access is by helicopter.

Exploration and Development History

In 1991 and 1992, a magnetic survey was conducted over the entire property. Magnetic surveys involve measuring the strength of the earth's magnetic field. Variations in the magnetic readings on the property may indicate the increased likelihood of precious or base mineral in the area. Two apparent mineral occurrences on the surface of the property were determined to be associated with a magnetic low.

In 1992, two drill holes with an aggregate length of 122 metres were drilled on a portion of the property known as the Burnt Rock location. Drilling involves extracting long cylinders of rock from the ground to determine amounts of metals located in rock at different depths. Pieces of rock obtained, known as drill core, are analysed for mineral content. Rock analysed from one of the two drill holes intersected 9.45 metres with an average grade of 2.58% zinc, 0.33% lead, 0.4% copper and 4.80 grams per tonne silver. The other hole drilled immediately below the first hole from the same set-up location intersected 15.85 metres with an average grade of 3.23% zinc, 0.58% lead, 0.06% copper and 6.17 grams per tonne silver. These results are considered significant given the following average grades from ore processed at the Manitouwadge mine located 135 kilometres to the east-northeast:
3.93% zinc, 1.73% copper and 1.66 grams per tonne silver.

Conclusions and Recommendations of the Geological Report

The geological report prepared by Mr. Burns concludes that Nagunagisic Lake property straddles a northeast trending fault.
There are two mineral occurrences on the property, named
Salamander Point and Burnt Rock, that are associated with this fault.

Both the Salamander Point and Burnt Rock occurrences are new discoveries that to date have been subjected to only cursory
examination.   As such, neither zone has been adequately explored
to determine the dimensions of the zone nor evaluated to ascertain their economic potential. To date the only exploration conducted has consisted of a magnetic survey and the drilling of two holes at Burnt Rock. The drill core intercepts are not of economic grade, but are nonetheless of significant and encouraging tenor and across definitely mineable widths of rock to certainly merit additional exploration. In addition, there is at least an indication from drill results that at the Burnt Rock occurrence, both the average grade and the width of mineralised rock improve below the surface of the rock.

Mr. Burns recommends a staged, multi-disciplined exploration program as the next logical step to determine the economic potential of the Nagunagisic Lake property. The recommended program comprises geological mapping, surface rock and soil sampling and analysis, a VLF-EM survey, an induced polarization survey and core drilling.

Geological mapping involves dividing a portion of the property being explored into sections. Our consulting geologist will then record results based on the section from which data, such as rock samples, are taken.

Surface rock and soil sampling and analysis will consist of our consulting geologist and his assistant gathering grab samples from property areas with the most potential to host economically significant mineralization. This determination is made based on a visual inspection of the rock types on the surface of the property and prior exploration results. Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold and silver, or industrial metal such as copper and nickel. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

Our consulting geologist will then oversee VLF-EM and induced polarization surveys over certain property areas. VLF, or very low frequency, surveys use radio waves to determine whether the rocks on a mineral property conduct electricity. Almost of the precious and base metals that we seek are above average conductors of electricity and will affect VLF readings. EM, or electro-magnetic surveys involve measuring the strength of the earth's magnetic field. Variations in the magnetic readings on the property may indicate the possible presence of precious and base minerals.

Induced polarization surveys measure various electrical responses to the passage of alternating currents of different frequencies. Readings can indicate the presence of certain types of mineral deposits.

Based   on  positive  results  as  determined  by  our  consulting geologist, we intend to conduct a phase two exploration program on the Nagunagisic Lake property consisting of drilling.

Proposed Budget

Approximate costs for the recommended two phase program are as following:

Phase One:

Camp improvements:                   $3,300
Line cutting:                        $2,000
Mapping:                             $2,500
Rock analysis:                       $600
Soil samples:                        $8,000
Camp costs:                          $500
IP survey:                           $10,000
Summary report preparation:          $950
Helicopter charters:                 $7,000
Travel and accommodations:           $2,000
Contingency:  10.3%                  $3,800
                                    --------
Total Phase I Costs:                $40,650

Phase Two:

Diamond drilling:                    $67,000
Camp costs:                          $  2,700
Assays/analysis:                     $  4,700
Supervision, core logging,
    report writing:                  $  5,800
Core splitter:                       $  1,300
Helicopter charter:                  $ 10,000
Travel and accommodation:            $  2,000
Contingency:  10.2%                  $  9,500
                                     --------
Total Phase II Costs:                $103,000

We intend to use our existing working capital to commence the recommended phase one program. We will need to raise additional capital to complete the phase one program and to undertake the phase two program, if warranted.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the Province of Ontario, specifically. Under these laws, prior to production, we have the right to explore the property, subject only to a notice of work which may entail posting a bond. In addition, production of minerals in the Province of Ontario will require prior approval of applicable governmental regulatory agencies. We can provide no assurance to investors that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known at this time.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.
The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in phase one because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

          - Water discharge will have to meet water standards;

          - Dust generation will have to be minimal or otherwise re-mediated;

          - Dumping of material on the surface will have to be re-contoured and re-vegetated;

          - An assessment of all material to be left on the surface will need to be environmentally benign;

          - Ground water will have to be monitored for any potential contaminants;

          - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

          - There will have to be an impact report of the work on the local fauna and flora.

During the exploration phase, a bond will need to be provided covering possible land disturbance. In the case of normal fieldwork, this should be minimal. The costs of compliance with environmental regulations in the production phase are variable and cannot be determined at this time.

Employees

As of the date of this prospectus, we do not have any employees other than our officers. We intend to retain independent geologists and consultants on a contract basis to conduct the proposed work programs on the Nagunagisic Lake property.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Risk Factors

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus and any other filings we may make with the United States Securities and Exchange Commission in the future before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete the development and exploration of our mineral claim, and therefore we will need to obtain additional financing in order to complete our business plan. As of March 27, 2004, we had cash on hand of $49,959. Our business plan calls for significant expenses in connection with the exploration of the Nagagunisic Lake property. The Phase I exploration program on the property as recommended by our consulting geologist is estimated to cost approximately $40,000. We will require additional financing in order to complete these activities. Although we may complete the Phase I program in several sub-phases, this will increase the cost of the exploration program.

We must also make the following cash payments to Robert Anderson, the owner of the Nagagunisic Lake property, in order to keep our option to acquire the property in good standing: $25,000 by March 31, 2004; a further $100,000 by June 1, 2005 and a further $100,000 by June 1, 2006. If we cannot raise funds for these payments, we must either renegotiate our agreement with Mr. Anderson or lose any interest in the Lake Nagunagisic property.

In addition, we will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for any minerals found, investor acceptance of our property, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We believe the only realistic source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration or development thereof, which is not presently contemplated.

Because we have only recently commenced business operations, we face a high risk of business failure.

We have not begun the initial stages of exploration of our mineral claim, and thus have no way to evaluate the likelihood that we will be able to operate our business successfully. We were incorporated in July 2000 and to date have been involved primarily in organizational activities and the acquisition of an interest in the Lake Nagunagisic mineral claim. We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.

The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future.

We have never earned revenues and we have never been profitable. Prior to completing exploration on the Nagunagisic Lake property, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from our mineral claims, we will not be able to achieve profitability or continue operations.

Because management has only limited experience in mineral exploration, our business has a higher risk of failure.

Our management, while experienced in business operations, has only limited experience in mineral exploration. None of our directors has any geological training. As a result of this inexperience, there is a higher risk that we will be to complete our business plan in the exploration of our mineral property.


Because of the speculative nature of mineral property exploration, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the Nagunagisic Lake property contains commercially exploitable reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. The exploration work that we intend to conduct on the Nagunagisic Lake property may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

If we discover commercial reserves of precious metals on our mineral property, we can provide no assurance that we will be able to successfully place the mineral claims into commercial production.

Our mineral property does not contain any known bodies of ore.
If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to place the mineral claims into commercial production. In such an event, we may be unable to do so.

If we do not obtain clear title to our mineral claim, our business may fail.

While we have obtained geological reports with respect to our mineral property, this should not be construed as a guarantee of title. The property may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. The Nagunagisic Lake property has not been surveyed and therefore, the precise location and boundaries of the property may be in doubt.

Because market factors in the mining business are largely out of our control, we may not be able to market any ore that may be found.

The mining industry, in general, is intensively competitive and we can provide no assurance to investors even if commercial quantities of ore are discovered that a ready market will exist for the sale of any ore found. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

We are dependent on our directors who will not devote their full time and attention to our affairs and this could result in delays or business failure.

Our three officers and directors are all employed on a full time basis with other companies. Loss of any of their services may hamper our ability to implement our business plan, and could cause our stock to become worthless. We will be heavily dependent upon our three directors' entrepreneurial skills and experience to implement our business plan. Their inability to devote full time and attention to our affairs could result in delays in getting into our proposed business.

We do not have an employment agreement with any of our three officers and directors and there is no assurance that they will continue to manage our affairs in the future. We could lose the services of any or all of our officers and directors, or they could decide to join a competitor or otherwise compete with us directly or indirectly. This would have a negative affect on our proposed business and could cause the price of the stock to be worthless. The services of our officers and directors would be difficult to replace. Because investors will not be able to evaluate the merits of our business decisions, they should carefully and critically assess the background of each director.

Our directors own approximately 66.8% of our outstanding common stock, they will control and make corporate decisions that may be disadvantageous to minority shareholders.

Collectively, our directors own approximately 66.8% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions and also the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because our stock price will initially be less than $5.00 per share and because our shares will not be quoted on a national exchange, we are likely to be subject to government regulations concerning broker dealer practices in connection with penny stocks.

The Securities & Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (iii) contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and significance of the spread between the "bid" and "ask" price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer (i) with bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock become subject to the penny stock rules, stockholders may have difficulty selling our securities.

There is no liquidity for our common stock.

There is presently no demand for the common stock of our company. There is presently no public market in our shares. While we intend to apply for a quotation on the Over the Counter Bulletin Board, we cannot guarantee that our application will be approved and our stock listed and quoted for sale.

Our common stock has no prior market and resale of your shares may be difficult.

There is no public market for our common stock and no assurance can be given that a market will develop or that any shareholder will be able to liquidate his investment without considerable delay, if at all.

The trading market price of our common stock may decline below the price at which it was sold. If a market should develop, the price may be highly volatile. In addition, an active public market for our common stock may not develop or be sustained. If selling stockholders sell all or substantial amounts of their common stock in the public market, the market price of our common stock could fall.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.

ITEM 2:  DESCRIPTION OF PROPERTY

We own no properties. Our executive offices are located at 11940 Old Yale Road, Surrey, British Columbia, Canada.

Our president, Mr. Edward Wong, provides principal executive office space and a telephone to us. During 2003, we accrued rent charges of $4,500 to a company which is controlled by a relative of Mr. Wong.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system. While we have applied for our shares of common stock to be quoted on the National Association of Securities Dealers' OTC Bulletin Board, there is no guarantee that we will be successful.

We had 48 shareholders of record as at March 31, 2004.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Due to funding difficulties and Mr. Reukl's work schedule, we were unable to continue exploration work on the Nagunagisic Lake property in the current fiscal year. Subject to financing, we intend to resume exploration in the summer of 2004. In order to complete Phase I of the proposed exploration program, we will conduct an induced polarization survey on the property and collect soil samples. We shall have to raise additional funds to complete the Phase I portion of our project.

If results from phase one of the work program on the Nagunagisic Lake property are positive, we intend to commence the phase two drill program as described in the geological report and estimated to cost $103,000. Results of the phase one work program will be considered positive if our consulting geologist, Mr. Reukl, believes there is evidence that the property contains significant amounts of precious or based metals that it may potentially host reserves. If any of the samples that our consulting geologist gathers from the Phase I exploration program yield at least 1%
zinc, 1% copper, or 5 grams per tonne silver, these would be considered significant amounts. We anticipate that we will have to raise additional funding in order to conduct the phase two program and that his phase would be conducted, subject to financing, during summer or early fall of 2004.

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

We anticipate spending approximately $1,500 in ongoing general and administrative expenses per month for the next twelve months. In addition, we must pay the owner of the Nagunagisic Lake property $25,000 by March 31, 2004 in order to keep our option agreement in good standing. We have the funds on hand to make this payment.

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

Results Of Operations For Year Ended December 31, 2003

We did not earn any revenue during the year ended December 31, 2003. We do not anticipate earning revenue until we have entered into commercial production of the Nagunagisic Lake property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $63,277 (2002 - $47,518) for the fiscal year ended December 31, 2003. These operating expenses were comprised of professional fees of $30,575 (2002 - $28,961) incurred in connection with the filing of a registration statement with the Securities & Exchange Commission; $26,500 (2002 - $7,000) in consulting services, including $24,000 recorded in 2003 for donated services that our directors and officers provided us; general and administrative costs of $4,647 (2002 - $282); and transfer agent and filing fees of $1,555 (2002
- $275). There were no mineral property expenditures in 2003 compared to $11,000 in 2002 as none were required by the mineral property option agreement.

Our net loss increased from $47,437 in fiscal 2002 to $63,275 in fiscal 2003. The increase in net loss was primarily due to an increase in consulting service fees from $7,000 in 2002 to $26,500 in 2003. Of the $26,500 in services recorded, $24,000 was for services our directors and officers provided to us free of charge. Accordingly, our cash flow position was not affected by this increase.

Professional fees remained our most significant expense in fiscal 2003. We paid or accrued $28,961 for accounting, audit and legal costs in 2002 and an additional $30,575 in 2003. These costs related to our filing of a registration statement on Form SB-2 with the Securities & Exchange Commission. As this filing has been declared effective, we expect that the amount of professional fees that we incur will be less in 2004.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At December 31, 2003, we had cash on hand of $1,102 and total current liabilities of $56,132 for a working capital deficit of $55,030. During the year we received $2,500 in subscriptions for common stock.

Subsequent to the fiscal year end, we completed an offering of our common stock pursuant to our registration statement on Form SB-2. This offering consisted of the sale of 260,000 shares at $0.25 each for gross proceeds of $65,000, of which $2,500 had been received as at December 31, 2003.

ITEM 7:  FINANCIAL STATEMENTS

Bluestone Ventures Inc.
(An Exploration Stage Company)


                                                            Index


Auditors' Report                                              F-1

Balance Sheets                                                F-2

Statements of Operations                                      F-3

Statements of Cash Flows                                      F-4

Statement of Stockholders' Equity (Deficit)                   F-5

Notes to the Financial Statements                             F-6



Independent Auditors' Report

To the Board of Directors and Stockholders of Bluestone Ventures Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Bluestone Ventures Inc. (a Nevada corporation) as of December 31, 2003, and the related statements of operations, cash flows and stockholders' deficit for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of Bluestone Ventures Inc. as of December 31, 2002, and the related statements of operations, cash flows, stockholders' deficit for the year then ended and accumulated for the period from July 12, 2000 (Date of Inception) to December 31, 2002, were audited by other auditors in their report dated April 9, 2003. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements referred to above present fairly, in all material respects, the financial position of Bluestone Ventures Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue since inception and will need additional financing to sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 25, 2004

Bluestone Ventures Inc.
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

                                          December 31   December31,
                                              2003         2002
                                               $             $

Assets

Current Assets

Cash                                       1,102         2,858
                                          ---------------------
Total Assets                               1,102         2,858
                                          ---------------------

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable                            26,317        13,613
Accrued liabilities                         10,500        2,000
Due to related parties (Note 4)             19,315        5,500
                                            --------------------
Total Liabilities                           56,132        21,113
                                            --------------------
Contingency and Commitments (Note 1)

Stockholders' Deficit

Preferred Stock, 5,000,000 shares              -             -
authorized with a par value of $0.001;
none issued

Common Stock, 70,000,000 shares authorized    4,981        4,981
with a par value of $0.001; 4,981,000
shares issued and outstanding

Common Stock Subscribed (Note 6)               10            -

Additional Paid In Capital                   74,859       72,369

Donated Capital (Note 4(d))                  30,000        6,000

Deficit Accumulated During the Exploration (164,880)    (101,605)
Stage                                      -----------------------

Total Stockholders' Deficit                 (55,030)     (18,255)
                                          ------------------------
Total Liabilities and Stockholders'           1,102        2,858
Deficit                                   ========================





Bluestone Ventures Inc.
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)


                                                                      From
                                         Year           Year      July 12,2000
                                         Ended         Ended        (Date of
                                                                   Inception)
                                     December 31,   December 31,  to December
                                         2003           2002        31,  2003
                                           $             $              $

Revenue                                 -                -             -

Expenses

Consulting services (Note 4(d))        26,500          7,000         33,500
General and administrative (Note        4,647            282          5,589
4(b))
Mineral property expenditures
 (Note - 3)                               -           11,000         62,000

Professional fees                      30,575         28,961         61,786
Transfer agent and filing fees          1,555            275          2,650
                                       -------------------------------------
Total Expenses                         63,277         47,518        165,525
                                       -------------------------------------
Net Loss Before Other Income          (63,277)       (47,518)      (165,525)

Other Income

Interest                                  2               81            645
                                      -------------------------------------
Net Loss for the Period               (63,275)       (47,437)      (164,880)
                                      =====================================
Net Loss Per Share - Basic and          (0.01)         (0.01)
Diluted                               =====================================

Weighted Average Shares Outstanding   4,981,000      5,023,000
                                      =====================================





Bluestone Ventures Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)


                                                                   From
                                          Year         Year      July 12,
                                                                   2000
                                         Ended         Ended     (Date of
                                                                Inception)
                                      December 31,   December   to December
                                                        31,         31,
                                          2003         2002        2003
                                           $             $           $

Cash Flows to Operating Activities

Net loss for the period               (63,275)       (47,437)    (164,880)

Adjustments to reconcile net loss to
net cash used in operating
activities

Donated services                       24,000          6,000       30,000
Expenses settled with issuance of        -                -        25,000
stock

Changes in operating assets and
liabilities

Increase in accounts payable and       21,204         14,113       36,817
accrued liabilities
Increase in amounts due to related     13,815          5,500       19,315
parties                               -----------------------------------

Net Cash Provided Used in Operating    (4,256)       (21,824)     (53,748)
Activities                            -----------------------------------

Cash Flows from Financing Activities

Subscriptions received for common       2,500            -          2,500
stock
Issuance (cancellation) of common         -            (250)       52,350
stock for cash                        -----------------------------------

Net Cash Provided by (Used in)          2,500          (250)       54,850
Financing Activities                  -----------------------------------

Increase (decrease) in cash            (1,756)      (22,074)        1,102

Cash - beginning of period              2,858        24,932           -
                                       ----------------------------------
Cash - end of period                    1,102         2,858         1,102
                                       ==================================

Non-Cash Investing and Financing
Activities

Common stock issued for mineral       -                -           25,000
property option                       ===================================

Supplemental Disclosures

Interest paid                         -               -               -
Income tax paid                       -               -               -





Bluestone Ventures Inc.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
From July 12, 2000 (Date of Inception) to December 31, 2003
(expressed in U.S. dollars)



                                                                     Deficit
                                                                     Accumulated
                                         Common     Additional       During the
                                         Stock      Paid In  Donated Exploration
                       Shares    Amount  Subscribed Capital  Capital Stage       Total
                         #         $        $         $        $      $           $

Balance - July 12,      -         -      -            -         -       -          -
2000 (Date of
Inception)

Common stock issued    4,781,000 4,781   -           27,819     -       -         32,600
for cash
Common stock issued    250,000   250     -           24,750     -       -         25,000
for mineral property
Net loss for the        -         -      -            -         -      (51,164)  (51,164)
year                   -----------------------------------------------------------------

Balance - December     5,031,000 5,031   -           52,569     -      (51,164)    6,436
31, 2000

Common stock issued    200,000   200     -           19,800     -         -       20,000
for cash
Net loss for the        -         -      -              -       -       (3,004)   (3,004)
year                   -----------------------------------------------------------------

Balance - December     5,231,000 5,231   -           72,369     -      (54,168)   23,432
31, 2001

Common stock           (250,000) (250)   -             -        -          -       (250)
cancelled for cash
Donated services          -       -      -             -        6,000      -       6,000
Net loss for the          -       -                    -        -      (47,437)  (47,437)
year                  ------------------------------------------------------------------
Balance - December    4,981,000  4,981   -           72,369    6,000   (101605)  (18,255)
31, 2002

Subscriptions         10,000      -      10          2,490        -       -        2,500
received for common
stock received in
cash

Donated services        -         -                     -     24,000      -       24,000

Net loss for the        -         -                     -       -      (63,275)  (63,275)
year                 -------------------------------------------------------------------

Balance - December   4,991,000   4,981   10         74,859    30,000  (164,880)  (55,030)
31, 2003            =====================================================================


1.Exploration Stage Company

  Bluestone Ventures Inc. (the "Company") was incorporated in the State of Nevada, U.S.A. on July 12, 2000 and is based in Vancouver, BC, Canada. The Company's principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

  The Company has been in the exploration stage since its formation on July 12, 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

  At December 31, 2003, the Company had a working capital deficit of $55,030. A minimum of $6,000 per quarter is needed to cover expenses. Thus in the next year the Company will require
  $79,030 to cover both new expenses and preserve working capital. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by issuance of shares for cash.

  The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which was declared effective on June 19, 2003.

  On March 1, 2004, the Company completed a private placement of 260,000 common shares at $0.25 per share for total proceeds of $65,000. As at December 31, 2003, $2,500 had been received for 10,000 shares to be issued.


2.Summary of Significant Accounting Policies

  (a)  Basis of Presentation

     These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7.

  (b)  Year End

     The Company's fiscal year end is December 31.

  (c)  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

  (d)  Cash and Cash Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.
2.Summary of Significant Accounting Policies (continued)

  (e)  Foreign Currency Translation

     The Company's functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.
     The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

  (f)  Mineral Property Costs

     The Company has been in the exploration stage since its formation in July 12, 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties.
     Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

  (g)  Stock-Based Compensation

     The Company has adopted SFAS No. 123 "Accounting for Stock Based Compensation" which requires that stock awards granted to employees and non-employees are recognized as compensation expense based on the fair market value of the goods or services received whichever is more reliably measurable. The Company does not have a stock option plan and has not issued stock options since its inception.

  (h)  Basic and Diluted Net Income (Loss) Per Share
     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS
     128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic  EPS  is computed by  dividing  net  income
     (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As there are no potentially dilutive shares, the diluted net loss per share has not been calculated.

  (i)  Financial Instruments

     Financial instruments which include cash and cash equivalents, accounts payable, accrued liabilities, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

  (j)  Comprehensive Loss

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2003 and 2002 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.
2.Summary of Significant Accounting Policies (continued)

  (k)  Recent Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

     In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position was not material.

     FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

  (l)  Reclassifications

     Certain reclassifications have been made to the prior  year's
     financial  statements  to  conform  to  the  current   year's
     presentation.


3.Mineral Properties

  The Company entered into an option agreement dated December 15, 2000, as subsequently amended, with Mr. Robert Gordon Anderson to acquire a 100% interest in four mineral claim units located in the Thunder Bay Mining District, Ontario, Canada. The Company issued 250,000 common shares with an aggregate value of $25,000, and must pay $250,000 in various stages in the following manner: $25,000 upon execution of the agreement
  (paid); an additional $25,000 by the earlier of March 31, 2004 and the date that the Company's shares of common stock are quoted for trading on the NASD OTC Bulletin Board; an additional $100,000 by June 1, 2005; and an additional $100,000 by June 1, 2006. The Company must also incur exploration and development costs of $100,000 in the following manner: $10,000 by August 30, 2002 (paid); no less than a further $30,000 by August 30, 2005; and no less than a further $60,000 by August 30, 2006. This agreement is subject to a 2% net smelter return ("NSR") royalty. One-half of this NSR royalty may be purchased at any time for $500,000. The Company may terminate the agreement at any time, without penalty, by providing thirty days written notice. The agreement may be terminated without penalty by Mr. Anderson if, upon providing the Company with thirty days written notice of default on any terms of the agreement, the Company has not taken reasonable steps to cure the default.


4.Related Party Transactions/Balances

  (a) The amount of $11,495 (2002 - $5,500) due to the President of the Company is non-interest bearing, unsecured and due on demand.

  (b) The amount of $4,500 for rent due to a company controlled by a relative of the President of the Company is non-interest bearing, unsecured and due on demand.

  (c) The amount of $3,320 due to a company controlled by a relative of the President of the Company is non-interest bearing, unsecured and due on demand.

  (d) During the year, the Company recognized a total of $24,000 (2002 - $6,000) for donated services provided by directors and officers of the Company.

  (e) During the year, the Company paid management fees of $2,000 (2002 - $1,000) to a relative of the President of the Company.


5.Income Tax

  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses of $109,880, which expire starting in 2015. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

  The components of the net deferred tax asset at December 31, 2003 and 2002, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                       2003        2002
                         $           $

Net Operating Loss    39,275      41,437

Statutory Tax Rate      34%         34%

Effective Tax Rate       -           -

Deferred Tax Asset    13,354      14,089

Valuation            (13,354)    (14,089)
Allowance

Net Deferred Tax         -           -
Asset

6.Subsequent Event

  On March 1, 2004, the Company completed a private placement of 260,000 common shares at $0.25 per share for total proceeds of $65,000. As at December 31, 2003, $2,500 had been received for 10,000 shares to be issued.


ITEM  8:   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2003 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.
There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM  9:   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS


Name              Age     Position with Registrant  Served as a Director or
                                                       Officer Since

Edward  Wong       40     President, chief executive    July 12, 2000
                           officer and director

Randy White        33      Secretary, treasurer and     July 12, 2000
                        principal accounting officer

Dr. Louis
Yaoguang Luo       46             Director              July 12, 2000

The following describes the business experience of the Company's directors and executive officers, including other directorships held in reporting companies:

Edward Wong
President, Chief Executive Officer and Director

Mr. Wong graduated from Langara College in 1988 with a diploma in the appraisal and investment analysis of real estate. Following graduation, for a period of three years, Mr. Wong was employed as a residential real estate appraiser with Campbell & Pound. He has since been promoted to Commercial Real Estate Sales and Leasing Agent with Royal Pacific Realty Corp.

In 1991, Mr. Wong purchased an interest in and began managing the Coyote Bay Neighbourhood Pub and Cold Beer and Wine Store. In 2000, Mr. Wong purchased an interest in another similar operation called the Two Parrots Neighbourhood Pub, Restaurant and Cold Beer and Wine Store. He manages that business as well.

Randy White
Secretary, Treasurer and Director

Since 1999, Mr. White has been self-employed as a real estate property developer and financial investor through his wholly owned private company, Stratus Investments Group, Inc. Stratus Investments Group, Inc. arranges mortgage financing and bridge financing for real estate development. As well, it provides corporate finance services to public companies. From May 2000 to March 2002, Mr. White acted as president and a director of Superior Networks, Inc., an OTC trading company involved in offering Internet training courses.

From  1995  to  1998,  Mr.  White was co-owner  of  Ocean  Pacific
Developments Inc., a private company involved in financing and developing real estate and business projects. From 1990 to 1994, he acted as project manager for Accord Custom Homes Ltd., a British Columbia company which built houses in the Greater Vancouver area.

Louis Yaoguang Luo
Director

Dr. Luo received a B.Sc. degree majoring in Chemistry from the Xiamen University in China in 1982 and a PhD degree in Chemistry from the University of Regina in 1989. He was a postdoctoral fellow at the University of Minnesota from 1989 to 1990. From 1991 to 1996, Dr. Luo worked as a research scientist at the University of British Columbia Department of Biochemistry and Molecular Biology and the Canadian Centre of Excellence for Protein Engineering. From 1996 to 1998, he was a director of Dalian Maple Leaf International School, a Canada-China joint venture school which was accredited by the British Columbia Ministry of Education in 1998. During the same period, he was a director and corporate secretary of Gemstar Resources Ltd., a British Columbia reporting company involved in mineral property exploration. Dr. Luo was elected President of the Canada-China Society of Science and Technology in 1998 and continues in that position today. In 1999, he was a director for the New Brunswick-China Cultural and Education Exchange Pilot Program. Since 2000, he has also acted as the President of Canada-China Education Services Centre.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2003 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:


                               Number     Transactions   Known Failures
                              Of  late      Not Timely     To File a
Name and principal position    Reports       Reported    Required Form
---------------------------  ----------- --------------- --------------
Edward     Wong                    0            0              0
(President and director)
Randy     White                    0            0              0
(Secretary, Treasurer
and Director)
Dr. Louis Yaoguang Luo             0            0              0

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended August 31, 2003.



                   Annual Compensation           Long Term Compensation
          ------------------------------------------------------------------
Name    Title      Year Salary Bonus  Other      Restricted Options/  LTIP
(1)                                  Annual      Stock               payouts  All
                                    Compensation Awarded      SARs    ($)     Other
                                                              (#)             Compensation
Edward  President  2003  $0      0     0           0           0        0      0
Wong
Randy   Secretary  2003  $0      0     0           0           0        0      0
White   Treasurer




ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 31, 2003 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.


AMOUNT AND
                  NAME AND ADDRESS              NATURE OF
TITLE OF CLASS    BENEFICIAL OWNER    BENEFICIAL OWNERSHIP PERCENT OF CLASS

Common             Edward Wong           2,500,000               50.2%
                11940 Old Yale Road
             Surrey, British Columbia

Common              Randy White          500,000                 10.0%
                11940 Old Yale Road
             Surrey, British Columbia

Common        Dr. Louis Yaoguang Luo     500,000                 10.0%
               11940 Old Yale Road
            Surrey, British Columbia

DIRECTORS AND
OFFICERS AS A
GROUP                                  3,500,000                 66.8%

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A company controlled by a relative of Mr. Wong is owed $3,320 for expenses it paid on our behalf. We accrued $4,500 in rent during 2003 to a private company controlled by another relative of Mr. Wong. In addition, we paid management fees of $2,000 (2002 - $1,000) to a relative of Mr. Wong.

Otherwise, none of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

   3.1     Articles of Incorporation*
   3.2     By-Laws*
  10.1     Mineral Property Option Agreement*
  10.2     Amended Mineral Property Option Agreement*
  10.3     Amended Mineral Property Option Agreement**
  10.4     Amended Mineral Property Option Agreement
  31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*           Filed as an exhibit to our registration statement on
Form SB-2 dated April 30, 2002
**        Filed as an exhibit to our registration statement on
Form SB-2 dated May 20, 2002

Reports on Form 8-K

We did not file any reports on Form 8-K during the last quarter of 2003.


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current principal accountants, Manning Elliott, Chartered Accoutants, did not render any invoices to us during the fiscal years ended December 31, 2002 and December 31, 2003 as they were retained subsequent to these periods. Our former principal accountants, Lancaster & David, Chartered Accountants, billed the following fees for the services indicated.


                          Fiscal year ended     Fiscal year ended
                          December 31, 2002     December 31, 2003

Audit fees                    $2,200                 $3,950
Audit-related fees              Nil                    Nil
Tax fees                        Nil                    Nil
All other fees                  Nil                    Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our audit committee's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluestone Ventures Inc.


By    /s/ Edward Wong
      Edward Wong
      President, CEO & Director
      Date: April 7, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By    /s/ Edward Wong____________
      Edward Wong
      President, CEO & Director
      Date: April 7, 2004

By    /s/ Randy White_____________
      Secretary, Treasurer, Principal
      Accounting Officer and Director
      Date: April 7, 2004

By    /s/ Dr. Louis Yaoguang Luo___
      Director
      Date: April 7, 2004