Form 10QSB
period 2004-03-31
BLUESTONE VENTURES INC
filed 2004-05-21
CIK 1122860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the nine month period ended March 31, 2004.

[    ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period

 to

Commission File Number

   0-29431

                                                          BLUESTONE VENTURES INC.

            ----------------------------------------------------------------------------------

           (Exact name of small Business Issuer as specified in its charter)

Nevada 98-0372780

(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)

11940 Old Yale Road
Surrey, British Columbia, Canada V3V 3X3

(Address of principal executive offices) (Postal or Zip Code)

Issuer’s telephone number, including area code: 604-681-9110

None

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     [ X ]  Yes    [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,241,000 Shares of $0.001 par value Common Stock outstanding as of May 21, 2004.

Bluestone Ventures Inc.

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	March 31, 2004 $	December 31, 2003 $
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	21,821	1,102

Total Assets	21,821	1,102

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	25,317	26,317
Accrued liabilities	11,000	10,500
Due to related parties (Note 4)	14,815	19,315

Total Liabilities	51,132	56,132

Contingency and Commitments (Note 1)

Stockholders’ Deficit

Preferred Stock, 5,000,000 shares authorized with a par value of $0.001; none issued	–	–

Common Stock, 70,000,000 shares authorized with a par value of $0.001 Shares issued, 5,241,000 and 4,981,000 shares, respectively	5,241	4,981

Common Stock Subscribed	–	10

Additional Paid In Capital	137,109	74,859

Donated Capital (Note 4(c))	36,000	30,000

Deficit Accumulated During the Exploration Stage	(207,661)	(164,880)

Total Stockholders’ Deficit	(29,311)	(55,030)

Total Liabilities and Stockholders’ Deficit	21,821	1,102

(The accompanying notes are an integral part of the financial statements)

Bluestone Ventures Inc.

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

			From
	Three Months	Three Months	July 12, 2000
	Ended	Ended	(Date of Inception)
	March 31,	March 31,	to March 31,
	2004	2003	2004
	$	$	$

Revenue	–	–	–

Expenses

Consulting services (Note 4)	12,000	6,000	45,500
General and administrative (Note 4)	1,583	48	7,172
Mineral property expenditures (Note 3)	25,000	–	87,000
Professional fees	3,600	5,000	65,386
Transfer agent and filing fees	598	1,000	3,248

Total Expenses	42,781	12,048	208,306

Net Loss Before Other Income	(42,781)	(12,048)	(208,306)

Other Income

Interest	–	1	645

Net Loss for the Period	(42,781)	(12,047)	(207,661)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.00)

Weighted Average Shares Outstanding	5,068,000	4,981,000

(The accompanying notes are an integral part of the financial statements)

Bluestone Ventures Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2004	2003
	$	$

Cash Flows to Operating Activities

Net loss for the period	(42,781)	(12,047)

Adjustment to reconcile net loss to net cash used in operating activities

Donated services	6,000	6,000

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	(500)	–
Due to related parties	(4,500)	3,495
-
Net Cash Used in Operating Activities	(41,781)	(2,552)

Net Cash Used in Investing Activities	–	–

Cash Flows from Financing Activities

Issuance of common stock	62,500	–

Net Cash Provided by Financing Activities	62,500	–

Increase (decrease) in cash	20,719	(2,552)

Cash – beginning of period	1,102	2,858

Cash – end of period	21,821	306

Non-cash Financing Activities	–	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of the financial statements)

1.     Exploration Stage Company

Bluestone Ventures Inc. (the “Company”) was incorporated in the State of Nevada, U.S.A. on July 12, 2000 and is based in Vancouver, BC, Canada. The Company’s principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

The Company has been in the exploration stage since its formation on July 12, 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

At March 31, 2004, the Company had a working capital deficit of $29,311. A minimum of $6,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $53,311 to cover both new expenses and preserve working capital. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by issuance of shares for cash. The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which was declared effective on June 19, 2003.  On March 1, 2004, the Company completed a private placement of 260,000 common shares at $0.25 per share for total proceeds of $65,000.

2.            Summary of Significant Accounting Policies

(a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7.

(b)

Year End

The Company’s fiscal year end is December 31.

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

(e)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

2.

Summary of Significant Accounting Policies (continued)

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

(g)

Stock-Based Compensation

The Company has adopted SFAS No. 123 “Accounting for Stock Based Compensation” which requires that stock awards granted to employees and non-employees are recognized as compensation expense based on the fair market value of the goods or services received whichever is more reliably measurable. The Company does not have a stock option plan and has not issued stock options since its inception.

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

(i)

Financial Instruments

Financial instruments which include cash and cash equivalents, accounts payable, accrued liabilities, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

(j)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(k)

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

2.

Summary of Significant Accounting Policies (continued)

(l)

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

(m)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.

Mineral Properties

The Company entered into an option agreement dated December 15, 2000, as subsequently amended, with Mr. Robert Gordon Anderson to acquire a 100% interest in four mineral claim units located in the Thunder Bay Mining District, Ontario, Canada.  The Company issued 250,000 common shares with an aggregate value of $25,000, and must pay $250,000 in various stages in the following manner:  $25,000 upon execution of the agreement (paid); an additional $25,000 by the earlier of March 31, 2004 and the date that the Company’s shares of common stock are quoted for trading on the NASD OTC Bulletin Board (paid); an additional $100,000 by June 1, 2005; and an additional $100,000 by June 1, 2006. The Company must also incur exploration and development costs of $100,000 in the following manner:  $10,000 by August 30, 2002 (paid); no less than a further $30,000 by August 30, 2005; and no less than a further $60,000 by August 30, 2006.  This agreement is subject to a 2% net smelter return (“NSR”) royalty. One-half of this NSR royalty may be purchased at any time for $500,000.  The Company may terminate the agreement at any time, without penalty, by providing thirty days written notice.  The agreement may be terminated without penalty by Mr. Anderson if, upon providing the Company with thirty days written notice of default on any terms of the agreement, the Company has not taken reasonable steps to cure the default.

4.

Related Party Transactions/Balances

(a)

The amount of $11,495 (December 31, 2003 - $11,495) due to the President of the Company is non-interest bearing, unsecured and due on demand.

(b)

The amount of $3,320 (December 31, 2003 - $3,320) due to a company controlled by a relative of the President of the Company is non-interest bearing, unsecured and due on demand.

(c)

During the period, the Company recognized a total of $6,000 (2003 - $6,000) for donated services provided by directors and officers of the Company.

(d)

During the period, the Company paid total consulting fees of $6,000 (2003 - nil) to a relative of the President of the Company, and a company controlled by a relative of the President of the Company.

(e)

During the period, the Company paid rent of $1,500 (2003 – nil) to a company controlled by a relative of the President of the Company.

5.

Common Stock

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

Due to funding difficulties and Mr. Reukl’s work schedule, we were unable to continue exploration work on the Nagunagisic Lake property in the current fiscal year.  Subject to obtaining additional financing, we intend to resume exploration in the summer of 2004.  In order to complete Phase I of the proposed exploration program, we will conduct an induced polarization survey on the property and collect soil samples.  We shall have to raise additional funds to complete the Phase I portion of our project.

If results from phase one of the work program on the Nagunagisic property are positive, we intend to commence the phase two drill program as described in the geological report and estimated to cost  $103,000.  Results of the phase one work program will be considered positive if our consulting geologist, Mr. Reukl, believes there is evidence that the property contains significant amounts of precious or based metals that it may potentially host reserves.  If any of the samples that our consulting geologist gathers from the Phase I exploration program yield at least 1% zinc, 1% copper, or 5 grams per tonne silver, these would be considered significant amounts.  We anticipate that we will have to raise additional funding in order to conduct the phase two program and that his phase would be conducted, subject to financing, during fall of 2004.

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

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include, but are not limited to:

•

our ability to raise additional funding

•

the market for base minerals such as zinc, copper and silver

•

results of our proposed exploration programs on the Nagunagisic Lake property

•

our ability to find joint venture partners for the development of our property interests

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods.  These estimates and assumptions are affected by management’s application of accounting policies.

Mineral Properties

The Company capitalizes the acquisition cost of mineral properties. Property option payments and exploration costs, such as prospecting and geophysical analysis, are expensed as incurred and pre-production development costs are generally capitalized on an individual property basis. These costs, which do not necessarily reflect present values, will be amortized over the estimated productive lives of the properties following the commencement of commercial production using the unit of production method. If a property is subsequently abandoned, sold or determined not to be economic, all related costs are written down. It is reasonably possible that economically recoverable reserves may not be discovered and accordingly a material portion of the carrying value of mineral properties and related deferred exploration costs could be written off. Properties acquired under option agreements whereby payments are made at the sole discretion of the Company are recorded in the accounts at such time as the payments are made. Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected title defects.

Results Of Operations For Period Ending March 31, 2004

We did not earn any revenues during the three-month period ending March 31, 2004.  We do not anticipate earning revenues until such time as we have entered into commercial production of the Nagunagisic Lake property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $42,781 for the three-month period ended March 31, 2004, as compared to a loss of $12,048 for the comparative period in 2003. The increase in net loss in the current fiscal year is primarily a result of a $25,000 cash payment that we made to the owner of the Nagunagisic Lake property in order to extend the option with respect to the property.  In addition, we spent $12,000 on business consulting fees during the three-month period, as compared to $6,000 for the same period in 2003.

Our operating expenses in the first three months of the current fiscal year were comprised of the $25,000 cash payment relating to the Nagunagisic Lake property, $12,000 in consulting fees, $3,600 in professional fees, $1,583 in general and administrative expenses and $598 in transfer agent and filing fees.  We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

At March 31, 2004, we had cash on hand of $21,821 and accounts payable and liabilities of $51,132 consisting of accounts payable of $25,317, accrued liabilities of $11,000 and $14,815 due to related parties.

Item 3 Controls and Procedures

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

             Sarbanes-Oxley Act of 2002

 32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

             Sarbanes-Oxley Act of 2002

 32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

             Sarbanes-Oxley Act of 2002

During the period, we filed a current reports on Form 8-K dated March 30, 2004 disclosing the change in our certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluestone Ventures Inc.

/s/ Edward Wong

------------------------------

Edward Wong, President