Form 10QSB
period 2004-06-30
BLUESTONE VENTURES INC
filed 2004-07-27
CIK 1122860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the nine month period ended June 30, 2004.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     [ X ]  Yes    [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,241,000 Shares of $0.001 par value Common Stock outstanding as of July 23, 2004.

Bluestone Ventures Inc.

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	June 30, 2004 $	December 31, 2003 $
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	11,447	1,102

Total Assets	11,447	1,102

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	26,117	26,317
Accrued liabilities	12,150	10,500
Due to related parties (Note 4)	14,815	19,315

Total Liabilities	53,082	56,132

Contingency and Commitments (Note 1)

Stockholders’ Deficit

Preferred Stock, 5,000,000 shares authorized with a par value of $0.001; None issued	–	–

Common Stock, 70,000,000 shares authorized with a par value of $0.001; Shares issued: 5,241,000 and 4,981,000 shares, respectively	5,241	4,981

Common Stock Subscribed	–	10

Additional Paid In Capital	137,109	74,859

Donated Capital (Note 4(c))	42,000	30,000

Deficit Accumulated During the Exploration Stage	(225,985)	(164,880)

Total Stockholders’ Deficit	(41,635)	(55,030)

Total Liabilities and Stockholders’ Deficit	11,447	1,102

(The accompanying notes are an integral part of the financial statements)

Bluestone Ventures Inc.

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(Unaudited)

					From
	Three Months	Three Months	Six Months	Six Months	July 12, 2000
	Ended	Ended	Ended	Ended	(Date of Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2004	2003	2004	2003	2004
		$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting services (Note 4(c))	14,000	6,000	26,000	12,000	59,500
General and administrative	1,523	52	3,106	100	8,695
Mineral property expenditures (Note 3)	–	–	25,000	–	87,000
Professional fees	2,000	–	5,600	5,000	67,386
Transfer agent and filing fees	801	–	1,399	1,000	4,049

Total Expenses	18,324	6,052	61,105	18,100	226,630

Net Loss Before Other Income	(18,324)	(6,052)	(61,105)	(18,100)	(226,630)

Other Income

Interest	–	–	–	1	645

Net Loss for the Period	(18,324)	(6,052)	(61,105)	(18,099)	(225,985)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.00)

Weighted Average Shares Outstanding	5,241,000	4,981,000	5,154,000	4,981,000

(The accompanying notes are an integral part of the financial statements)

Bluestone Ventures Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(Unaudited)

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2004	2003
	$	$

Cash Flows to Operating Activities

Net loss for the period	(61,105)	(18,099)

Adjustments to reconcile net loss to net cash used in operating activities

Donated services	12,000	12,000

Changes in operating assets and liabilities

Increase in accounts payable and accrued liabilities	1,450	–
Increase (decrease) in amounts due to related parties	(4,500)	3,495
-
Net Cash Used in Operating Activities	(52,155)	(2,604)

Cash Flows from Financing Activities

Issuance of common stock for cash	62,500	–

Net Cash Provided by Financing Activities	62,500	–

Increase (decrease) in cash	10,345	(2,604)

Cash – beginning of period	1,102	2,858

Cash – end of period	11,447	254

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

At June 30, 2004, the Company had a working capital deficit of $41,635. A minimum of $6,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $65,482 to cover both new expenses and preserve working capital. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by issuance of shares for cash.

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

(j)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2004 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

4.

Related Party Transactions/Balances

(a)

The amount of $11,495 (2003 - $8,995) due to the President of the Company is non-interest bearing, unsecured and due on demand.

(b)

The amount of $3,320 due to a company controlled by a relative of the President of the Company is non-interest bearing, unsecured and due on demand.

(c)

During the period, the Company recognized a total of $12,000 (2003 - $12,000) for donated services provided by directors and officers of the Company.

(d)

During the period, the Company paid consulting fees of $14,000 (2003 - nil) to a relative of the President of the Company, and a company controlled by a relative of the President of the Company.

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

Due to funding difficulties and Mr. Reukl’s work schedule, we were unable to continue exploration work on the Nagunagisic Lake property in the current fiscal year.  Subject to obtaining additional financing, we intend to resume exploration in the summer or fall of 2004.  In order to complete Phase I of the proposed exploration program, we will conduct an induced polarization survey on the property and collect soil samples.  We shall have to raise additional funds to complete the Phase I portion of our project.

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

Results Of Operations For Period Ending June 30, 2004

We did not earn any revenues during the six-month period ending June 30, 2004.  We do not anticipate earning revenues until such time as we have entered into commercial production of the Nagunagisic Lake property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $61,105 for the six-month period ended June 30, 2004, as compared to a loss of $18,099 for the comparative period in 2003. The increase in net loss in the current fiscal year is primarily a result of a $25,000 cash payment that we made to the owner of the Nagunagisic Lake property in order to extend the option with respect to the property and consulting fees of $26,000.  In addition, we spent $5,600 on professional fees, $3,106 on general and administrative fees and $1,399 on transfer agent and filing fees.  We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

At June 30, 2004, we had cash on hand of $11,447 and liabilities of $53,082 consisting of accounts payable of $26,117, accrued liabilities of $12,150 and $14,815 due to related parties.

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

             Sarbanes-Oxley Act of 2002

 32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

             Sarbanes-Oxley Act of 2002

 32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

             Sarbanes-Oxley Act of 2002

During the period, we filed a current report on Form 8-K dated March 30, 2004 disclosing the change in our certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluestone Ventures Inc.

/s/ Edward Wong

------------------------------

Edward Wong, President