Form 10QSB
period 2004-09-30
BLUESTONE VENTURES INC
filed 2004-11-16
CIK 1122860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the nine month period ended September 30, 2004.

[    ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period

 to

Commission File Number

333-87224

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     [ X ]  Yes    [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,241,000 Shares of $0.001 par value Common Stock outstanding as of November 8, 2004.

Bluestone Ventures Inc.

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	September 30, 2004 $	December 31, 2003 $
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	5,599	1,102

Total Assets	5,599	1,102

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	27,317	26,317
Accrued liabilities	10,300	10,500
Due to related parties (Note 4)	14,815	19,315

Total Liabilities	52,432	56,132

Commitments (Note 3)

Stockholders’ Deficit

Preferred Stock, 5,000,000 shares authorized with a par value of $0.001; None issued	–	–

Common Stock, 70,000,000 shares authorized with a par value of $0.001; Shares issued: 5,241,000 and 4,981,000 shares, respectively	5,241	4,981

Common Stock Subscribed	–	10

Additional Paid In Capital	137,109	74,859

Donated Capital (Note 4(c))	48,000	30,000

Deficit Accumulated During the Exploration Stage	(237,183)	(164,880)

Total Stockholders’ Deficit	(46,833)	(55,030)

Total Liabilities and Stockholders’ Deficit	5,599	1,102

(The accompanying notes are an integral part of the financial statements)

Bluestone Ventures Inc.

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(Unaudited)

					From
	Three Months	Three Months	Nine Months	Nine Months	July 12, 2000
	Ended	Ended	Ended	Ended	(Date of Inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2004	2003	2004	2003	2004
		$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting services (Note 4(c)(d))	9,000	7,000	35,000	19,000	68,500
General and administrative	1,023	25	4,129	125	9,718
Mineral property expenditures (Note 3)	–	–	25,000	–	87,000
Professional fees	1,000	850	6,600	5,850	68,386
Transfer agent and filing fees	175	355	1,574	1,355	4,224

Total Expenses	11,198	8,230	72,303	26,330	237,805

Net Loss Before Other Income	(11,198)	(8,230)	(72,303)	(26,330)	(237,828)

Other Income

Interest	–	–	–	1	645

Net Loss for the Period	(11,198)	(8,230)	(72,303)	(26,329)	(237,183)

Net Loss Per Share – Basic and Diluted	–	–	(0.01)	–

Weighted Average Shares Outstanding	5,241,000	4,981,000	5,241,000	4,981,000

(The accompanying notes are an integral part of the financial statements)

Bluestone Ventures Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(Unaudited)

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2004	2003
	$	$

Cash Flows to Operating Activities

Net loss for the period	(72,303)	(26,329)

Adjustments to reconcile net loss to net cash used in operating activities

Donated services	18,000	18,000

Changes in operating assets and liabilities

Increase in accounts payable and accrued liabilities	800	120
(Decrease) in amounts due to related parties	(4,500)	–
-
Net Cash Used in Operating Activities	(58,003)	(8,209)

Cash Flows from Financing Activities

Stockholder advance Issuance of common stock for cash	– 62,500	8,595 –

Net Cash Provided by Financing Activities	62,500	8,595

Increase in cash	4,497	386

Cash – beginning of period	1,102	2,858

Cash – end of period	5,599	3,244

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

At September 30, 2004, the Company had a working capital deficit of $46,833. A minimum of $6,000 per quarter is needed to cover expenses. As a result the Company will require a minimum of $70,833 to cover both new expenses and not increase the working capital deficiency in the following year. This amount will sustain the Company but leave minimal, if any, funds for exploration. The Company expects to fund itself in the next twelve months by issuance of shares for cash.

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

(d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

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

(i)

Financial Instruments

Financial instruments include cash, accounts payable, accrued liabilities, and due to related parties. Financial instruments were estimated to approximate their carrying values due to the immediate or short-term maturity. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

(j)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2004 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(k)

Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

(c)

During the nine-month period ended September 30, 2004, the Company recognized a total of $18,000 (2003 - $12,000) for donated services provided by directors and officers of the Company.

(d)

During the nine-month period ended September 30, 2004, the Company paid consulting fees of $14,000 (2003 - nil) to a relative of the President of the Company, and a company controlled by a relative of the President of the Company. In addition the Company paid $3,000 in management fees to the President of the Company during the three-month period ended September 30, 2004.

(e)

During the three and nine month periods ended September 30, 2004, the Company paid rent of $1,000 and $3,000 (2003- nil), respectively, to a company controlled by a relative of the President of the Company

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Due to funding difficulties and Mr. Reukl’s work schedule, we were unable to continue exploration work on the Nagunagisic Lake property in the current fiscal year.  Subject to obtaining additional financing, we intend to resume exploration in the spring of 2005.  In order to complete Phase I of the proposed exploration program, we will conduct an induced polarization survey on the property and collect soil samples.  We shall have to raise additional funds to complete the Phase I portion of our project.

If results from phase one of the work program on the Nagunagisic property are positive, we intend to commence the phase two drill program as described in the geological report and estimated to cost  $103,000.  Results of the phase one work program will be considered positive if our consulting geologist, Mr. Reukl, believes there is evidence that the property contains significant amounts of precious or based metals that it may potentially host reserves.  If any of the samples that our consulting geologist gathers from the Phase I exploration program yield at least 1% zinc, 1% copper, or 5 grams per tonne silver, these would be considered significant amounts.  We anticipate that we will have to raise additional funding in order to conduct the phase two program and that his phase would be conducted, subject to financing, during fall of 2005.

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

Results Of Operations For Period Ending September 30, 2004

We did not earn any revenues during the nine-month period ending September 30, 2004.  We do not anticipate earning revenues until such time as we have entered into commercial production of the Nagunagisic Lake property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $72,303 for the nine-month period ended September  30, 2004, as compared to a loss of $26,329 for the comparative period in 2003. The increase in net loss in the current fiscal year is primarily a result of a $25,000 cash payment that we made to the owner of the Nagunagisic Lake property in order to extend the option with respect to the property and consulting fees of $35,000 relating to our business development.  In addition, we spent $6,600 on professional fees, $4,129 on general and administrative fees and $1,574 on transfer agent and filing fees.  We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

At September 30, 2004, we had cash on hand of $5,599 and liabilities of $53,082 consisting of accounts payable of $26,317, accrued liabilities of $11,300 and $14,815 due to related parties.

Item 3 Controls and Procedures

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2004.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

             Sarbanes-Oxley Act of 2002

 32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

             Sarbanes-Oxley Act of 2002

 32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

             Sarbanes-Oxley Act of 2002

During the nine-month period ended September 30, 2004, we filed a current report on Form 8-K dated March 30, 2004 disclosing the change in our certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluestone Ventures Inc.

/s/ Edward Wong

------------------------------

Edward Wong, President