Form 10KSB
period 2004-12-31
Electronic Sensor Technology, Inc
filed 2005-04-15
CIK 1122860

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION

          PERIOD FROM ______________ TO ______________

                        Commission file number: 333-87224
                        ---------------------------------

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
-------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                  (formerly known as Bluestone Ventures, Inc.)

            Nevada                                  98-0372780
---------------------------------      -----------------------------------
 (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)

       1077 Business Center Drive,
        Newbury Park, California                   91320
-----------------------------------------       ---------------
(Address of principal executive offices)         (Zip Code)

                    Issuer's telephone number: (805) 480-1994

         Securities Registered Under Section 12(b) of the Exchange Act:
                                      None

         Securities Registered Under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

State issuer's revenues for most recent fiscal year:  $0

The number of shares of the Registrant's common stock, par value $0.001 per share, outstanding as of March 31, 2005 was 53,968,643. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on March 31, 2005, based on the average bid and ask price on the Over-The-Counter Bulletin Board of $2.32 as of such date, was approximately $108,058,795.44.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,968,643.

Documents Incorporated by Reference:  None.

Transitional Small Business Format.   Yes [  ]   No [X]

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

         Certain information contained herein constitutes "forward-looking statements," including without limitation statements relating to goals, plans and projections regarding the Company's financial position and the Company's business strategy. The words or phrases "would be," "will allow," "intends to," "may result," "are expected to," "will continue," "anticipates," "expects," "estimate," "project," "indicate," "could," "potentially," "should," "believe," "considers" or similar expressions are intended to identify "forward-looking statements", as well as all projections of future results of operations or earnings. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Registrant to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks related to risks of technological change; the Registrant's dependence on key personnel; the Registrant's ability to protect its intellectual property rights; government regulation of homeland security companies; risks of technological change; uncertainty regarding infringing intellectual property rights of others and the other risks and uncertainties described in this report.

            We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this filing. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events that may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this filing. Please read carefully the risk factors disclosed in this report and in other filings we make with the Securities and Exchange Commission.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         We are engaged in the development, manufacturing, and sales of a patented product we call zNose(R): a device designed to detect and analyze chemical odors and vapors, or, in another words, an electronic "nose". We believe the zNose(R) is superior to other electronic "noses" because of its speed, specificity and sensitivity. The zNose(R) is capable of measuring and quantifying the chemistry of any compound, fragrance, vapor or odor with parts per trillion sensitivity in 10 seconds. We also believe the zNose(R) has the unique ability to quantify and speciate the subject chemical vapor by creating visual olfactory images. This enables the measured odor or vapor to be easily identified by the user.

         We believe that our products will have broad applications in the homeland security and laboratory instrumentation markets. We are involved in ongoing product research and development efforts in that regard. We have also concentrated our efforts on further product development, testing and proving and assembling our sales and support organization.

         Electronic   Sensor   Technology,   Inc.  ("EST")  was  originally
incorporated under the name "Bluestone Ventures, Inc.", on July 12, 2000. From inception until February 1, 2005, we engaged in the business of acquiring, exploring and developing certain mining properties in Canada. Upon the acquisition of Electronic Sensor Technology, LP (the "ELP"), we abandoned our mining business and adopted ELP's business of developing, manufacturing and selling the vapor analysis device. Prior to the closing of the Mergers, on January 26, 2005, we changed our name to "Electronic Sensor Technology, Inc."

         Our executive offices are located at 1077 Business Center Circle, Newbury Park, California 91320 and our telephone number is (805) 480-1994.

HISTORY AND BACKGROUND

         We were incorporated under the laws of the state of Nevada as Bluestone Ventures, Inc. on July 12, 2000. From the date of our incorporation until February 1, 2005, we were in the business of acquiring and exploring potential mineral properties in Ontario, Canada. We changed our name to Electronic Sensor Technology, Inc. on January 26, 2005 in connection with the acquisition of two corporations that had together owned ELP. Since the acquisition of ELP, our business has been the development, manufacture and sale of chemical vapor analysis technology devices. We have abandoned our mining exploration business.

         Electronic Sensor Technology, LP Acquisition

         On February 1, 2005, pursuant to the terms of an Agreement and Plan of Merger ("Merger Agreement") by and among the Registrant; Amerasia Technology, Inc., a California corporation ("Amerasia") and holder of approximately 55% of the partnership interests of ELP; L & G Sensor Technology, Inc., a California corporation and holder of approximately 45% of the partnership interests of ELP ("L&G"); Amerasia Acquisition Corp., a Nevada corporation ("AAC") and a wholly-owned subsidiary of the Registrant; and L&G Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of the Registrant ("LAC"), the Registrant acquired 100% of the outstanding equity partnership interest of ELP. Under the Merger Agreement, (i) Amerasia merged with and into AAC such that it became a wholly-owned subsidiary of the Registrant, (ii) L&G merged with and into LAC such that L&G became a wholly-owned subsidiary of the Registrant, (iii) as a result of the mergers of (i) and (ii) (the "Mergers"), the Registrant indirectly acquired the partnership interests of ELP, and (iv) the Registrant issued 20,000,000 shares of its common stock to the shareholders of Amerasia and L&G.

         In November 2004, ELP also sold $200,000 in limited partnership interests to certain bridge investors. Concurrent with the Mergers, these LP interests were directly exchanged into 200,000 EST shares and warrants to purchase 200,000 EST shares at $1.00 per share to certain investors.

         The Registrant also entered into various Subscription Agreements with certain investors on January 31, 2005. Under these Subscription Agreements, the Registrant issued and sold 3,985,000 shares of its common stock ("Shares") and warrants to purchase 3,985,000 Shares at $1.00 per share to certain investors for gross proceeds of $3,985,000 ("Financing"). The Registrant received the gross proceeds of the sale of these shares on February 1, 2005. The Registrant received net proceeds of approximately $3,821,000 less fees, including counsel fees for the investors and ELP of approximately $164,000.

         Immediately following the Mergers and the Financing (collectively, the "Transaction"), the pre-Transaction shareholders of Bluestone held approximately 50.0% of our common stock and the pre-Transaction shareholders of Amerasia and L&G held approximately 42.2% of our common stock.

         In conjunction with the Mergers, all of the officers and directors of Bluestone resigned and Dr. Edward Staples was appointed President of Bluestone. Dr. Staples, along with Mr. Francis Chang and Dr. Teong Lim were named directors of Bluestone and the prior operations of Bluestone were terminated.

         Following the Mergers, and through April 1, 2005, we (1) assumed as our principal operations, the operations of ELP and (2) appointed additional officers. In March 2005, we expanded our board of directors and appointed additional directors.

OVERVIEW OF PAST OPERATIONS OF ELECTRONIC SENSOR TECHNOLOGY, LP

         Following the Mergers, our operations are a continuation of operations originally conducted by ELP.

         ELP was formed in 1995 to develop and manufacture, the zNose(R), an advanced technology in chemical vapor detection and analysis. The zNose(R) has been developed with over $10 million in funding, primarily from equity funding from existing equity holders.

         In 1999, ELP completed beta testing of its product and commenced commercial sales of our products to the analytical instrumentation / quality control market as well as the homeland security market.

         In order to finance its operations, ELP obtained a 4% loan of $1.975 million from East West Bank in September 2003. This loan was guaranteed by three officers of ELP. In connection with the Mergers, we assumed the then outstanding balance of $1.8 million from ELP, and the guarantees were released. In addition, we have agreed to pledge a $900,000 certificate of deposit as collateral for repayment under the loan.

INDUSTRY OVERVIEW

Although there are a vast number of applications for the zNose(R) product, we believe that the most significant demands for our product will be in two general market categories - Homeland Security and Analytical Instrumentation/Quality Control.

         Homeland Security. According to published sources, the overall homeland security market was projected to be $98 - 114 billion in 2004. We believe that detection and analysis of chemical compounds will aid greatly in various homeland security efforts including:

o Building Security. There is a need for a continuous and real-time chemical detection system to monitor the ambient air in buildings and in confined spaces. Detecting hazardous gases and poisonous chemical agents such as sarin, VX explosives, and contrabands for security and environmental safety purposes are the main concerns. We believe that the addressable commercial building security market segment may be as high as $1.2 billion based on the top 4% of the high-end commercial buildings that would seek protection from a chemical detection system.

o Marine Smart Containers. Over seven million sea cargo containers arrive in the U.S. every year and only four percent (4%) of them are being inspected by the U.S. Customs Department. Cargo container security is a top priority with the U.S. government. We seek to incorporate the zNose(R) product into the smart container program.

o Airports. Our zNose(R) products may be used to complement existing X-Ray and bomb detection technologies.

o Drug Interdiction. The zNose(R) has been used to detect contrabands, including illicit controlled substances along U.S. borders.


         Analytical Instrumentation / Quality Control. The zNose(R) has been serving the chemical vapor analysis needs in various manufacturing industries. We estimate that the market for mass-spectrometry products such as zNose(R) may reach as much as $50 million during the next few years. The zNose(R) has been used for a host of analytical instrumentation applications such as:

         o        Screening incoming raw materials;

         o Checking ingredients in processed food and pharmaceutical products;

         o        Inspecting packaging materials and finished goods;

         o        Detecting hazardous gas leaks in chemical plants;


CONVENTIONAL ELECTRONIC NOSE TECHNOLOGY

         Conventional electronic noses are unable to meet the needs of the market because of their fundamental construction. It utilizes non- or weakly specific arrays of physical sensors to produce a response equal to the number of sensors of specific vapor mixtures (fragrances). Unfortunately, electronic noses using uncorrelated sensor arrays only produce chaotic patterns that cannot be recognized except with sophisticated computer software. Unable to speciate, this type of electronic nose cannot be calibrated with chemical standards and therefore, is not acceptable for use in quantitative scientific methods of measurement.

         Another shortcoming is that the conventional electronic noses use an array of sensor each coated with different polymers for reaching to certain specific compounds. Since they are polymer coated, they tend to drift and be unstable.

THE ZNOSE(R) SOLUTION

         Speed, precision and versatility are the key characteristics of the zNose(R) product. Based on surface acoustic wave (SAW) technology, zNose(R) has been developed to replace the conventional electronic nose. The zNose(R) operates as quickly as a conventional electronic nose while delivering the precision and accuracy of a much more expensive gas chromatography instrument. The zNose(R) has advanced chemical analysis technology by performing part-per-trillion chromatography within 10 seconds. The performance of the zNose(R) has been verified by the U.S. Environmental Protection Agency under Environmental Technology Verification program and by the White House Office of National Drug Control Policy for drug interdiction. Tests have been performed at the Midwest Research Institute's Surety Laboratory in Kansas City and at the U.S. Army Dugway Proving Ground in Utah both proven zNose(R) effectiveness in detecting chemical agents such as sarin gases. We believe that the zNose(R) is currently the only electronic nose approved for purchase through the General Services Administration pre-approved procurement program.

         VaporPrint(TM) imaging ability is another major advantage of the zNose(R) product. With the patented imaging technology, zNose(R) as a gas chromatograph, is able to produce a coherent 10 second spectrum of the vapor pressure of the chemicals present in any odor or fragrance. Equipped with an integrating SAW detector, it can produce high-resolution visual images of odor intensity as well.

OUR PRODUCTS

         zNose(R)

         We currently manufacture two zNose(R) models designated as Model 4200 and Model 7100. Either model can be produced in one of two basic vapor sensing configurations: volatile and semi-volatile. The volatile configuration can detect volatile organic compounds, such as benzene. The semi-volatile configuration can detect heavier vapors such as those found in explosives and drugs.

         All zNose(R) models analyze vapors in a two-step process. In the first step, typically lasting 10 seconds, the instrument collects a small sample of the vapor to be analyzed. The sample is then injected in to a gas chromatography column where the individual chemicals present are separated and measured. The chemical analysis requires only 10 seconds to produce the vapor's chemical signature we call "VaporPrint". The system software can also produce full chromatograms.

         We currently  sell two versions of the zNose(R) - Model 4200  (Handheld
Unit) and Model 7100 (Bench Top Unit). Model 4200 is designed for portability and for applications requiring quick and accurate vapor screening in the field. Model 7100 is designed for laboratory testing and is ideal for testing water and product quality control samples.

         We are also developing Models 7100B and 7100C. Model 7100B is designed as a fixed installation unit for both indoor and outdoor ambient air monitoring instrument. It can be used for building security as well as outdoor environmental monitoring applications. It is designed to be operated remotely from a central control station via a radio frequency (RF) control link. Model 7100C is designed to be used for shipping containers and truck monitoring for both commercial and homeland security applications. It is designed to be used with a remote sampling kit which enables multiple samples to be collected then taken to the zNose(R) to be analyzed.

         We have designs to produce a hand-held zNose(R) that is smaller than the Model 4200 for commercial market. This model is designed to meet the needs of law enforcement, manufacturing process monitoring, and environmental monitoring . We plan to develop a separate version of the mini-zNose(R) will be developed to be used as a personal nerve agents detector for the military and security markets.

         Accessories

         We offer several lines of accessory products such as calibration devices, sample desorbers, MicroSense Software(C), and GPS receivers. An example is our Model 3100 which provides a calibrated vapor source as well as a tool for extracting vapors from solid and liquid samples.

         Technical Support

         All zNose(R) instruments sold are equipped with a software package called PCAnywhere. PCAnywhere allows a technical support person at EST to operate an instrument anywhere in the world through the internet. This better enables an EST technician to be available to address any customer problem.

SALES AND DISTRIBUTION

         We sell our zNose(R) product through distribution channels including equipment distributors and sales representatives in over 20 foreign countries, e-commerce and customer referrals. We have entered into an agreement with eScreen Sensor Solutions to be our exclusive distributor for a five-year period in Israel, the Caribbean, the State of Florida, and Central and South America on October 16, 2003. As part of this agreement, eScreen paid us an up-front fee of $250,000 in 2004. There are no other exclusive distributor relationships.

         All sales representatives and distributors are required to attend a three-day training course conducted at our headquarters in Newbury Park,
California. We advertise in selected industry trade journals and trade conventions. In the future, we intend to build a dedicated marketing and sales team. We believe that 50% of our sales are in the U.S. while the 50% are from international customers. All of our customers pay us in U.S. dollars.

CUSTOMERS

          We have approximately 80 customers. In 2004, a distributor named eScreen Sensor Solutions paid us $250,000 for the right to be our exclusive distributor in certain countries and the State of Florida for a five-year period.

MANUFACTURING

         We design, prototype and manufacture our products at our headquarters. Our manufacturing facilities adhere to ISO9000 manufacturing methods. We contract out the manufacturing and assembling of certain components to subcontractors. Our current annual manufacturing capacity is approximately 1,000 zNose(R) units. The principal components to the Company's products are computer chips, circuit boards, transformers and sensory devices. The prices for these components are subject to market forces largely beyond the Company's control, including energy costs, market demand, and freight costs. The prices for these components have varied significantly in the past and may vary significantly in the future.

COMPETITION

         We are unaware of any direct competitor to the zNose(R) product on the market today. In the homeland security markets, we face competition from manufacturers of X-Ray machines, ion-mobility spectrometers (IMS) and chemical coated sensors.

         X-Ray machines have been widely used for security purposes in detecting metal objects but not for chemical compounds.

         IMS equipment is a vapor detector and is designed to detect nitro-chemical compounds but is blind to all other non-nitro compounds. Hence, it can only see a small dot in a space but cannot see the total picture. It employs a different sample collection technique by wiping the surfaces of the object placed for screening. IMS also uses radioactive beta foil materials in its construction which may be offensive to users in other countries.

         Chemical coated sensors are the conventional electronic noses. They use an array of chemical sensors each coated with different polymers for reacting to certain specific compounds. As mentioned earlier, electronic noses cannot be calibrated with chemical standards and therefore it cannot be used for quantitative analysis.

         We have another set of competitors manufacturing portable gas chromatography products for the instrumentation market from major corporations such as Agilent Technologies, Inc. (A:NYSE), Perkin-Elmer, Inc. (PKI:NYSE) and Varian, Inc. (VARI:Nasdaq). However, we believe that our zNose(R) product is competitive with these companies' products based on speed and cost.

         Many of our current and potential competitors have larger customer bases, including the previously listed competitors, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established companies. Some of our competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing, advertising and promotional campaigns and devote substantially more resources to research and development than we do. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on us.

         We cannot assure you that we will be able to compete successfully against current or future competitors, and competitive pressures faced by us could harm our business, operating results and financial condition. We do not currently represent a significant competitive presence in the homeland security or analytic instrumentation markets.

PATENTS, TRADEMARKS AND OTHER PROPRIETARY RIGHTS

         We regard our patents, trademarks, tradenames and similar intellectual property as critical to our success. We rely on patent and trademark laws, trade secret protection and confidentiality agreements with employees, distributors, customers, partners and others to protect our proprietary rights.

         We own four United States patents covering our zNose(R) product, including:

         o No. 5,289,715, "Vapor Detection Apparatus and Method Using an Acoustic Interferometer" issued March 1, 1994;

         o No. 5,970,803, "Method and Apparatus for Identifying and Analyzing Vapor Elements", issued October 26, 1999;

         o No. 6,212,938, "Method of Detecting Smell of a Vapor and Producing a Unique Visual Representation thereof," issued April 10, 2001;

         o No. 6,354,160, "Method and Apparatus for Identifying and Analyzing Vapor Elements," issued December 3, 2002.

         We may not be able to obtain patent protection for any derivative uses of zNose(R), or for any other products we may later acquire or develop. We also cannot assure you that we will be able to obtain other foreign patents to protect our products.

         We have copyright our MicroSense Windows software and Xilinx gate array firmware, which controls the operation of the instrument and converts output signals into precise chromatograms or visual images. These images, trademarked as VaporPrints(TM), make it possible to display chromatographic data from any gas chromatographic system, as unique visual images and facilitate pattern recognition of complex odors and fragrances.

         At March 31, 2005, we held registered trademarks for zNose(R) and had applied for a trademark for VaporPrints(TM). We intend to evaluate the possible application for new patents and trademarks as needed to cover current and future applications of our technology and product developments. We intend to undertake all steps necessary to preserve and protect our patents, trademarks and intellectual property generally.

         We are not aware that our products, trademarks or other proprietary rights infringe the rights of third parties, nor are we aware of any infringements of our proprietary rights. We continually evaluate potential infringements of our proprietary rights and intend to take such legal and other actions as may be necessary to protect those rights. However, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.

RESEARCH AND DEVELOPMENT

         Our research and development program consists of developing technologies related to enhancing our electronic nose product. Fees related to research and development, include consulting fees, technical fees, and research, development and testing of our zNose(R) product.

GOVERNMENT REGULATION

         Government agencies, in particular, the Department of Defense, are principal customers for our products. We are required to comply with the Federal Acquisition Regulations, a comprehensive set of regulations governing how vendors do business with the U.S. federal government, to the extent we contract with departments or agencies of the U.S. government, as well as similar regulations to the extent we contract with state or local governments. Sales to or grants from foreign governments or organizations will have their own regulatory framework, which may or may not be similar to present U.S. standards or requirements.


EMPLOYEES

         As of March 31, 2005 we had a total of 19 staff persons, including 15 full time staff, 3 consultants and 1 part-time employee. In addition to management, we employ sales people, administrative staff, and development and technical personnel. From time to time, we may employ independent consultants or contractors to support our research and development, marketing, sales and support, and administrative organizations. No collective bargaining units represent our employees. We believe our relations with our employees are good.

                                  RISK FACTORS

         Our business is subject to a number of risks as outlined below. An investment in our securities is speculative in nature and involves a high degree of risk. You should read this annual report carefully and consider the following risk factors:

RISKS RELATED TO OUR COMPANY

WE HAVE A SIGNIFICANT ACCUMULATED DEFICIT AND HAVE RECEIVED AN OPINION FROM OUR AUDITORS REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY.

         We have incurred significant net losses every year since our inception, including net losses in 2004 and 2003. These losses have resulted principally from expenses incurred in our research and development programs and general and administrative expenses. To date, we have not yet generated significant recurring revenues. Our limited revenues that derive from sales of the zNose(R) product have not been and may not be sufficient to sustain our operations. We anticipate that we will continue to incur substantial operating losses based on projected sales revenues less manufacturing, general and administrative and other operating costs for an indefinite period of time. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future, notwithstanding any anticipated revenues we may receive when our vapor detection products obtain increased visibility in our markets, due to the significant costs associated with the development and marketing of our products. No assurances can be given when we will ever be profitable.

         Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the financial statements for each of the years ended December 31, 2004 and 2003 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect to continue to experience losses until the time, if ever, when we are able to sell products sufficient to generate revenues adequate to support our operations. If we fail to become profitable, we may be forced to cease operations.

OUR LIMITED MANUFACTURING EXPERIENCE AND CAPACITY MAY LIMIT OUR ABILITY TO GROW OUR REVENUES.

         To be successful, we must manufacture our products in compliance with industry standards and on a timely basis, while maintaining product quality and acceptable manufacturing costs. We also currently use a limited number of sources for most of the supplies and services that we use in the manufacturing of our vapor detection and analysis technology. We do not have agreements with our suppliers. Our manufacturing strategy presents the following risks:

         o delays in the quantities needed for product development could delay commercialization of or products in development;

         o if market demand for our products increases suddenly, our current suppliers might not be able to fulfill our commercial needs, which would require us to seek new supply arrangements and may result in substantial delays in meeting market demand; and

o we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.

Any of these factors could delay commercialization of our products under development, entail higher costs and result in our being unable to effectively sell our products.

WE FACE SIGNIFICANT COMPETITION AND OUR BUSINESS AND FINANCIAL RESULTS COULD SUFFER FROM COMPETITION.

         While we are unaware of any competitor that has created a vapor analysis device similar to the zNose(R), there are companies that offer products and services that compete with the zNose(R) in our markets. See "Business - Competition." We believe that manufacturers of X-Rays, Ion Mobility Spectroscopy, and other electronic noses compete with us in the security-related markets. In the analytic instrumentation markets, we compete with many gas chromatograph manufacturers including Perkin-Elmer (PKI:NYSE) and Agilent Technologies (A:NYSE). Many of our existing and potential competitors have longer operating histories, greater experience, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Because of their greater resources, our competitors are able to undertake more extensive marketing campaigns for their products and services, and make more attractive offers to potential employees, strategic partners, and others. We may not be able to compete successfully against our current or future competitors and our business and financial results could suffer from such competition.

IF OUR PRODUCTS DO NOT ACHIEVE A SIGNIFICANT LEVEL OF MARKET ACCEPTANCE, IT IS HIGHLY UNLIKELY THAT WE EVER WILL BECOME PROFITABLE.

          To our knowledge, electronic nose technology, and our zNose(R) product, has yet to receive widespread market acceptance in the markets we are focused on. The commercial success of our current and future products will depend upon the adoption of our zNose(R) technology by our customers. In order to be successful, our future products must meet the technical and cost requirements for the markets we intend to penetrate. Market acceptance will depend on many factors, including:

         o our ability to convince potential customers to adopt our products;

         o the willingness and ability of potential customers to adopt our products;

         o our ability to sell and service sufficient quantities of our products; and

         o new, advanced technology offered by other companies which compete with our products.

         Because of these and other factors, our products may not achieve market acceptance. If our products do not achieve a significant level of market acceptance, demand for our future products will not develop as expected and it is highly unlikely that we ever will become profitable.

OTHER COMPANIES COULD CREATE A TECHNOLOGY WHICH COMPETES EFFECTIVELY WITH OUR ZNOSE(R) TECHNOLOGY, AND WE MAY BE UNABLE TO MAINTAIN OUR EXISTING, OR CAPTURE ADDITIONAL, MARKET SHARE IN OUR MARKETS.

          Based upon our review of the industry, we are unaware of any company today that markets a technology which is similar to our zNose(R) technology. Nonetheless, our intended markets generally are dominated by a very large corporations (or their subsidiaries), which have greater access to capital, manpower, technical expertise, distribution channels and other elements which would give them a huge competitive advantage over us were they to begin to compete directly against us. It is possible that these and other competitors may implement new, advanced technologies before we are able to, allowing them to provide more effective products at more competitive prices. Any number of future technological developments could:

         o        adversely impact our competitive position;

         o        require write-downs of obsolete technology;

         o require us to discontinue production of obsolete products before we can recover any or all of our related research, development and commercialization expenses; or

         o require significant capital expenditures beyond those currently contemplated.

         We cannot assure investors that we will be able to achieve the technological advances to remain competitive and profitable, that new products and services will be developed and manufactured on schedule or on a cost-effective basis, that anticipated markets will exist or develop for new products or services, or that any marketed product will not become technologically obsolete.

WE DEPEND ON KEY PERSONNEL IN A COMPETITIVE MARKET FOR SKILLED EMPLOYEES, AND FAILURE TO RETAIN AND ATTRACT QUALIFIED PERSONNEL COULD SUBSTANTIALLY HARM OUR BUSINESS.

         Our potential for success depends significantly on our executive officers, including, Edward Staples, our President; Francis Chang, our Vice President, Finance and Administration; and Teong Lim, our Vice President, Corporate Development. These individuals do not have employment agreements with the Company. We do not carry key-man life insurance on any executive. Given the early stage of our product development and commercialization and our plans for rapid expansion, the loss of the services of any executive or the services of any other key employees we may hire in the future would have a substantial, adverse effect on our business. We believe that our future success will depend in large part on our ability to attract and retain highly skilled sales, marketing and management personnel. If we are unable to hire the necessary personnel, the development of our business will likely be delayed or prevented. Competition for these highly skilled employees is intense. As a result, we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining the personnel we require for expansion.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

         The protection of our intellectual property, including our patents and other proprietary rights, is important to our success and our competitive position. Accordingly, we devote substantial resources to the maintenance and protection of intellectual property through various methods such as patents and patent applications, trademarks, copyrights, confidentiality and non-disclosure agreements. We also rely on trade secrets, proprietary methodologies and continuing technological innovation to remain competitive. We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees. However, it is possible that these agreements may be breached and that the available remedies for any breach will not be sufficient to compensate us for damages incurred.

         We currently have four patents in the United States and patents in various foreign countries. There can be no assurance that the claims allowed under any patents held by us will be sufficiently broad to protect our technology against competition from third parties with similar technologies or products. Moreover, we cannot assure you that others will not assert rights in, or ownership of, patents and other proprietary rights we may establish or acquire or that we will be able to successfully resolve such conflicts. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted under these patents will provide a competitive advantage to us. Moreover, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we could experience various obstacles and high costs in protecting our intellectual property rights in foreign countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our intellectual property.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

OUR STOCK PRICE IS SUBJECT TO EXTREME VOLATILITY.

         The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's quarterly operating results, announcements of technological innovations, or new products by the Company or its competitors, changes in financial estimates by securities analysts, conditions or trends in the analytic instrumentation markets, changes in the market valuations of other security-detection oriented companies, announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments, additions or departures of key personnel, sales of common stock or other securities of the Company in the open market and other events or factors, many of which are beyond the Company's control. Further, the stock markets in general, and the market for technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks do not reflect valuations. There can be no assurance that trading prices and valuations will be sustained. These broad market and industry factors may materially and adversely affect the market price of the common stock, regardless of the Company's operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, may also adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition.

THERE IS NO ESTABLISHED TRADING MARKET FOR OUR SHARES OF COMMON STOCK. THE LIQUIDITY OF OUR COMMON STOCK WILL BE AFFECTED BY ITS LIMITED TRADING MARKET.

         Bid and ask prices for our common stock are quoted on the Over-the-Counter Bulletin Board under the symbol "ESNR.OB." There is currently no broadly followed, established trading market for our common stock. An established trading market for our shares may never develop or be maintained. Although we intend, as soon as is practicable, to undertake the process to become listed on one of the national stock exchanges or with Nasdaq, there is no assurance as to when or if those events will occur. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our shares. Prior to the consummation of the merger, we had no reported trading volume in our common stock. Since then, we have had sporadic reported trading in our shares. As a result of this lack of trading activity, the quoted price for our common stock on the Over-the-Counter Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

IF AND WHEN A TRADING MARKET FOR OUR COMMON STOCK DEVELOPS, BECAUSE WE ARE A TECHNOLOGY COMPANY, WE EXPECT THAT THE TRADING PRICES WILL BE EXTREMELY VOLATILE.

         The trading prices of technology company stocks in general tend to experience extreme price fluctuations. The valuations of many technology companies without consistent product revenues or earnings, if any, are not based on conventional valuation standards such as price to earnings and price to sales ratios. Any negative change in the public's perception of the prospects of technology companies could depress our stock price regardless of our results of operations if a trading market for our stock develops. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as war, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to factors including, but not limited to, the following:

         o announcements of new technological innovations or new products by us or our competitors;

         o conditions or trends in the sensor technology or chemical detection industry;

         o changes in the market valuations of other technology companies;

         o developments in domestic and international governmental policy or regulations;

         o announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

         o developments in patent or other proprietary rights held by us or by others;

         o        loss or expiration of our intellectual property rights;

         o        lawsuits initiated by or against us;

         o        period-to-period fluctuations in our operating results;

         o sales of our common stock or other securities in the open market.

         In the past, shareholders have often instituted securities class action litigation after periods of volatility in the market price of a company's securities. If a shareholder files a securities class action suit against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business to respond to the litigation.

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT COULD DILUTE YOUR OWNERSHIP INTEREST

         We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our management will also have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

         In addition, under our Articles of Incorporation, the Board is authorized to issue, without obtaining shareholder approval, shares of preferred stock having the rights, privileges and designates as determined by the Board. Therefore, the Board could issue shares of preferred stock that would have preferential liquidation, distribution, voting, dividend or other rights, which would be superior to the rights of common stockholders.

A SIGNIFICANT NUMBER OF OUR SHARES ARE ELIGIBLE FOR SALE, AND THEIR SALE COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

         Sales of a significant number of shares of our common stock in the open market could harm the market price of our common stock. A reduced market price for our shares could make it more difficult to raise funds through future offerings of common stock. Approximately 27 million shares are eligible for trading in the open market. As additional shares become available for resale in the open market, including new shares issued upon the exercise of our outstanding options, warrants, and contractual obligations to issue shares, the number of our publicly tradable shares will increase, which could decrease their trading price. In addition, some of our shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144 and satisfying certain other conditions to the application of Rule 144, sell into the market shares up to an amount equal to 1% of the outstanding shares of common stock. These sales may be repeated once each three months. In addition, any of the restricted shares may be sold by a non-affiliate after they have been held for two years pursuant to Rule 144(k).

WE MAY BE SUBJECT TO THE SEC'S PENNY STOCK RULES.

         Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system. The rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the liquidity of penny stocks. If our securities become subject to the penny stock rules, holders of our shares of common stock may find it more difficult to sell their securities.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO POTENTIAL FUTURE APPRECIATION IN THE VALUE OF OUR STOCK.

         We have never paid cash dividends on our stock and do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of dividends on our shares, if ever, will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent that our stock price appreciates, and if the price of our stock does not appreciate, then there will be no return on investment.

OUR ANTI-TAKEOVER DEFENSE PROVISIONS MAY DETER POTENTIAL ACQUIRERS AND DEPRESS OUR STOCK PRICE.

         Certain provisions of our articles of incorporation, bylaws and Nevada law, as well as certain agreements we have with our executives, could be used by our incumbent management to make it substantially more difficult for a third party to acquire control of us. These provisions include the following:

         o we may issue preferred stock with rights senior to those of our common stock;

         o our Board of Directors has the exclusive right to fill vacancies and set the number of directors;

         o we require advance notice for nomination of directors by our shareholders and for shareholder proposals.

         These provisions may discourage certain types of transactions involving an actual or potential change in control. These provisions may also limit our shareholders' ability to approve transactions that they may deem to be in their best interests and discourage transactions in which our shareholders might otherwise receive a premium for their shares over the then current market price.

SOME OF OUR EXISTING SHAREHOLDERS CAN EXERT CONTROL OVER US, AND MAY NOT MAKE DECISIONS THAT ARE IN THE BEST INTERESTS OF ALL SHAREHOLDERS.

         Our officers, directors and principal shareholders together control approximately 42% of our outstanding common stock. Land & General Berhad, through its wholly owned subsidiary, L & G Resources (1994), Inc., owns approximately 18.3% of our outstanding common stock. As a result, these shareholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our shares, even when a change may be in the best interests of all shareholders. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and, accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

PAST ACTIVITIES OF THE COMPANY AND ITS AFFILIATES MAY LEAD TO FUTURE LIABILITY FOR US.

         Prior to the acquisition of ELP, we engaged in businesses unrelated to its current operations. As a result, liabilities of the prior business before to the acquisition of ELP may have a material adverse effect on us.

ITEM 2.

DESCRIPTION OF PROPERTY

         We lease 12,500 square feet of office space at 1077 Business Center Circle, Newbury Park, California. The lease terminated on March 30, 2004 and our current lease arrangement is on a month-to-month basis, with 90 days notice required for termination. The lease payments are $13,150 per month. The facility serves as the company's headquarters and R & D and manufacturing facility.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material legal proceeding, nor to the knowledge of management, are any legal proceedings threatened against us. From time to time, we may be involved in litigation relating to claims arising out of operations in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No meetings of security holders were held during the fourth quarter of our fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has traded on the OTC Bulletin Board (OTCBB) since February 1, 2005 under the symbol "ESNR". Prior to February 1, 2005 our common stock traded on the OTCBB under the symbol "BLUV". The range of high and low bid prices per share for our common stock for each quarter during the period from January 1, 2004 through December 31, 2004, as published by bigcharts.com and is set forth below.

         The quotations merely reflect the prices at which transactions were proposed, and are not quarterly averages or do not necessarily represent actual transactions. Prices do not include retail markup, markdown, or commissions and may not represent actual transactions.

                       QUARTERLY COMMON STOCK PRICE RANGES

           ----------------------- --------------------------------------
           QUARTER ENDED                           2004
           ----------------------- ------------------- ------------------
                                          HIGH                LOW
           ----------------------- ------------------- ------------------
           March 31, 2004               $ .01              $  .01
           ----------------------- ------------------- ------------------
           June 30, 2004                  .01                 .01
           ----------------------- ------------------- ------------------
           September 30, 2004             .01                 .01
           ----------------------- ------------------- ------------------
           December 31, 2004              .01                 .01
           ----------------------- ------------------- ------------------

         There were 55 record holders of our common stock as of April 14, 2005. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

         We have not paid dividends on our common stock since our inception. The decision to pay dividends on common stock is within the discretion of the Board of Directors. It is our current policy to retain any future earnings to finance the operations and growth of our business. Accordingly, we do not anticipate paying any dividends on common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         We did not issue any unregistered securities during the last quarter of the 2004 fiscal year. Issuances of unregistered securities made during the first nine months of the 2004 fiscal year were reported in the quarterly reports we filed on Form 10-QSB.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The Board of Directors has authorized the following equity compensation plans:

               EQUITY COMPENSATION AND CONSULTANT PLAN INFORMATION

The following table illustrates, as of December 31, 2004, information relating to all of our equity compensation plans:

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Number of securities to be   Weighted average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options warrants and rights  future issuance under the
                                warrants and rights                                       equity compensation plan


Plan Category
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity Compensation Plans                    0                            0                            0
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not                0                           $0                            0
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------


ELECTRONIC SENSOR TECHNOLOGY, INC. 2005 STOCK INCENTIVE PLAN.

         In 2005, the Board of Directors adopted the Electronic Sensor Technology, Inc. 2005 Stock Incentive Plan (the "Incentive Plan"). The purpose of the Incentive Plan is to attract and retain the services of experienced and knowledgeable individuals to serve as our employees, consultants and directors. On the date the Incentive Plan was adopted, the total number of shares of common stock subject to it was 5,000,000. The Incentive Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors, so long as any such Committee is made up of Non-Employee Directors, as that term is defined in Rule 16(b)-3(b) of the Securities Exchange Act of 1934. The grant of an option under the Incentive Plan is discretionary. The exercise price of an option must be the fair market value of the common stock on the date of grant. An option grant may be subject to vesting conditions. Options may be exercised in cash, or with shares of the common stock of the Company already owned by the person. The term of an option granted pursuant to the Incentive Plan may not be more than 10 years.

         Persons eligible for awards under the Incentive Plan may receive, if they are eligible, incentive options to purchase common stock. If a recipient does not receive an incentive option, he or she will receive a non-qualified stock option. The exercise price of an option must be no less than the fair market value of the common stock on the date of grant, unless the recipient of an award owns 10% or more of the Company's common stock, in which case the exercise price of an incentive stock option must not be less than 110% of the fair market value. An option grant may be subject to vesting conditions. Options may be exercised in cash, or with shares of the common stock of the Company already owned by the recipient of the award. The term of an option granted pursuant to the Incentive Plan may not be more than five years if the option is an incentive option granted to a recipient who owns 10% or more of the Company's common stock, or 10 years for all other recipients and for recipients of non-qualified stock options.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-KSB. Our actual results could differ materially from those discussed here.

HISTORY AND DEVELOPMENT OF THE COMPANY

         From inception until February 2005, we were a development stage company in the business of acquiring, exploring and developing certain mining properties known as The Thunder Bay Mining District in the province of Ontario, Canada. On February 1, 2005, we completed the Mergers, acquiring ownership of ELP after which we terminated our prior mining business and assumed the operations and business of ELP of developing, manufacturing, and selling vapor detection devices.

         Pursuant  to  the  Mergers,   we  assumed   substantially  all  of  the
liabilities of ELP, including but not limited to, all obligations under the East-West Bank loan documents.

      In conjunction with the Mergers, on January 10, 2005, shareholders cancelled 54,279,147 shares of common stock (giving effect to the January 11, 2005 stock dividend discussed below) of our common stock. On January 11, 2005, the Board approved a 14.508328 stock dividend such that there were 27,000,000 shares outstanding after the stock dividend.

         Following the Mergers, in February 2005 we raised $3,985,000 through the sale of 3,985,000 units at a purchase price of $1.00 per unit before net fees of $163,292. Each unit consists of one common share and one warrant to purchase one common share at an exercise price of $1.00 for a period of three years.

         The Mergers will be accounted for as a recapitalization of Bluestone with ELP as the accounting acquirer (a "reverse acquisition"). On this basis, subsequent to the Mergers and going forward, the historical financial statements of Bluestone presented prior to the Mergers on February 1, 2005 will be those of ELP and the historical shareholders' equity of Bluestone as of February 1, 2005 will be retroactively restated to reflect the equivalent number of shares of Bluestone issued in the Mergers.

PLAN OF OPERATIONS

         As  a  result  of  the  Mergers  and  the  subsequent   termination  of
Bluestone's prior operations, our business plan has been altered to focus on the product operations previously conducted by ELP.

         Following the Mergers, our revenues are expected to be derived principally from the sale of the zNose(R) products. Total revenues are expected to be primarily a function of the number of products sold.

         Our principal  expenses following the Mergers are expected to relate to
(1) manufacturing costs, including materials and labor costs, (2) sales and distribution, (3) research and development, (4) general and administration, and
(5) employee compensation.

         Our  cost  of  sales  is  expected  to  consist   principally   of  (1)
manufacturing-related materials costs, (2) labor and facility costs allocable to manufacturing, and (3) shipping and handling.

         Material costs are comprised primarily of components manufactured by our subcontractors, including circuit boards, detector heads and power supplies. We do not have any agreements with our subcontractors or suppliers.

         Cost of sales is expected to vary proportionately with the level of products sold. Most of our sales are expected to comprise of sales of our zNose(R) product. Sales of accessories and training service constitute an additional portion of our revenue.

         Our sales and marketing  costs are expected to consist  principally  of
(1) commissions and discounts to distributors, OEM customers and outside sales representatives and (2) direct advertising and marketing costs paid to outside providers.

         Our research and development costs are expected to consist principally of (1) overhead and direct costs attributable to in-house research and development functions and (2) payments to third party consultants for contract research and development services. We intend to evaluate the establishment and operation of an in-house research facility.

         Our financing costs relate primarily to interest payable with respect to the credit facility with East West Bank assumed in connection with the Mergers.

         Our corporate overhead costs are expected to consist principally of (1) payroll costs, (2) office rent, (3) utilities, (4) professional fees, and (5) general office expenses.

         We plan to continue, and expand our operations acquired pursuant to the Mergers. Expansion plans are expected to include (1) building an in-house sales and marketing staff to facilitate efforts to grow sales, (2) hiring additional technical support personnel for customer service and product support, (3) increasing R & D into new products, including our mini zNose(R) product, and (4) possible acquisitions of companies and assets to supplement and complement our zNose(R) products.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004, we had a cash balance of $225 and a deficit accumulated during the exploration stage of $237,440 compared to a cash balance of $1,102 and deficit accumulated during the exploration stage of $164,880 at December 31, 2003.

         Net cash used in operating activities for the year ended December 31, 2003 was $63,377, resulting primarily from a net loss of $72,560 and gain on debt settlement of $16,317, offset by donated services of $24,000 and changes in operating assets and liabilities of totaling $1,500.

         At December 31, 2004, we had no long-term liabilities and no liquidity or capital resource requirements other than funding our operating losses.

         As a result of the Mergers, as of February 1, 2005, we assumed certain liabilities and obligations of ELP that had, in conjunction therewith, been assumed by Bluestone.

         Total liabilities assumed pursuant to the Mergers were approximately $2.2 million, including approximately (1) $1.8 million owed under the line of credit, (2) $212,000 of accounts payable and accrued expenses and (3) $35,000 of other current liabilities.

         The outstanding loan for $1.8 million with East West Bank accrues interest at the prime rate as reported in the Wall Street Journal plus one-half point (0.5%). It has a maturity date of December 31, 2005. The loan is collateralized by all assets of our Company. As part of such collateral, we have also assigned a Certificate of Deposit of $900,000 to East West Bank.

         In February 2005, we raised $3.985 million from the sale of 3.985 million shares of common stock and warrants.

         In order to support our operations and capital commitments through December 31, 2005, we estimate that we will require $3.0 million from operating cash flow, infusions of additional equity or debt or other sources. We presently have no commitments from third parties to provide such financing and there can be no assurance that we will receive such financing. If we are unable to secure needed financing we may be unable to fully implement our planned operations and acquisitions, we may be required to curtail our operations in part or in whole.

OFF BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

         Reference is made to the financial statements, the reports thereon, the notes thereto, and supplementary data commencing at page F-1 of this Form 10-KSB, which financial statements, reports, notes, and data are incorporated herein by reference.

Electronic Sensor Technology, Inc.
(formerly Bluestone Ventures Inc.)
(A Development Stage Company)






                                                                   Index


Report of Independent Registered Public Accounting Firm..............F-1

Balance Sheets.......................................................F-2

Statements of Operations.............................................F-3

Statements of Cash Flows.............................................F-4

Statement of Stockholders' Equity (Deficit)..........................F-5

Notes to the Financial Statements....................................F-6

              LETTER HEAD OF MANNING ELLIOTT CHARTERED ACCOUNTANTS


REPORT IN INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Electronic Sensor Technology, Inc. (formerly Bluestone Ventures Inc.) (A Development Stage Company)

We have audited the accompanying balance sheets of Electronic Sensor Technology, Inc. (formerly Bluestone Ventures Inc.) as of December 31, 2004 and 2003, and the related statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from July 12, 2000 (Date of Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bluestone Ventures Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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


/s/ "Manning Elliott"


CHARTERED ACCOUNTANTS

Vancouver, Canada

April 7, 2005

Electronic Sensor Technology, Inc.
(formerly Bluestone Ventures Inc.)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                                       December 31,     December 31,
                                                                                           2004            2003
                                                                                            $                $

ASSETS

Current Assets

Cash                                                                                            225         1,102
--------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                            225         1,102

Deferred Transaction Costs (Note 2(l))                                                       21,398             -
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                                 21,623         1,102
--------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                                                              9,000        26,317
Accrued liabilities                                                                          38,898        10,500
Due to related parties (Note 4)                                                              14,815        19,315
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                            62,713        56,132
--------------------------------------------------------------------------------------------------------------------

Contingency and Commitments (Notes 1 and 3)

Stockholders' Deficit

Preferred Stock, 50,000,000 shares authorized with a par value of  $0.001;
None issued                                                                                       -             -

Common Stock, 200,000,000 shares authorized with a par value of  $0.001;
Shares issued: 81,279,147 and 77,246,982 shares, respectively                                81,279        77,247

Common Stock Subscribed                                                                           -           155

Additional Paid In Capital                                                                   61,071         2,448

Donated Capital (Note 4(c))                                                                  54,000        30,000

Accumulated Deficit                                                                        (237,440)     (164,880)
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                                 (41,090)      (55,030)
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                                  21,623         1,102
--------------------------------------------------------------------------------------------------------------------

    (The accompanying notes are an integral part of the financial statements)

Electronic Sensor Technology, Inc.
(formerly Bluestone Ventures Inc.)
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

                                                                                                Accumulated From
                                                                Year              Year           July 12, 2000
                                                               Ended             Ended        (Date of Inception)
                                                            December 31,      December 31,      to December 31,
                                                                2004              2003                2004
                                                                 $                 $                   $

Revenue                                                               -                  -                 -
--------------------------------------------------------------------------------------------------------------------

Expenses

Consulting services (Notes 4(c) and (d))                         41,000             26,500            74,500
General and administrative (Note 4(e))                            6,901              4,647            12,490
Mineral property expenditures (Note 3)                           25,000                  -            87,000
Professional fees                                                13,800             30,575            75,586
Transfer agent and filing fees                                    2,176              1,555             4,826
--------------------------------------------------------------------------------------------------------------------

Total Expenses                                                   88,877             63,277           254,402
--------------------------------------------------------------------------------------------------------------------

Net Loss Before Other Income                                    (88,877)           (63,277)         (254,402)

Other Income

Gain on settlement of debt (Note 6)                              16,317                  -            16,317
Interest                                                              -                  2               645
--------------------------------------------------------------------------------------------------------------------
Net Loss for the Year                                           (72,560)           (63,275)         (237,440)
=====================================================================================================================


Net Loss Per Share - Basic and Diluted                                -                  -
=====================================================================================================================


Weighted Average Shares Outstanding (Note 5(a))              80,607,000         77,247,000
=====================================================================================================================

    (The accompanying notes are an integral part of the financial statements)

Electronic Sensor Technology, Inc.
(formerly Bluestone Ventures Inc.)
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)


                                                                                                 Accumulated From
                                                               Year                Year            July 12, 2000
                                                               Ended              Ended         (Date of Inception)
                                                           December 31,        December 31,       to December 31,
                                                               2004                2003                2004
                                                                 $                  $                    $

Cash Flows to Operating Activities
Net loss for the year                                             (72,560)           (63,275)          (237,440)

Adjustments to reconcile net loss to net cash used in operating activities

Donated services                                                   24,000             24,000             54,000
   Gain on settlement of debt                                     (16,317)                 -            (16,317)
   Expenses settled with issuance of stock                              -                  -             25,000

Changes in operating assets and liabilities

Increase in accounts payable and accrued liabilities                6,000             21,204             42,817
Decrease (increase) in amounts due to related parties              (4,500)            13,815             14,815
--------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                             (63,377)            (4,256)          (117,125)
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities                                    -                  -                  -
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

Subscriptions received for common stock                                 -              2,500              2,500
Issuance of common stock for cash                                  62,500                  -            114,850
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                          62,500              2,500            117,350
--------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash                                          (877)            (1,756)               225

Cash - beginning of year                                            1,102              2,858                  -
--------------------------------------------------------------------------------------------------------------------
Cash - end of year                                                    225              1,102                225
====================================================================================================================
Supplemental Disclosures

Interest paid                                                           -                  -                  -
Income tax paid                                                         -                  -                  -
====================================================================================================================
Non-cash Investing and Financing Activities

Deferred transaction costs unpaid at year end                      21,398                  -             21,398
====================================================================================================================

    (The accompanying notes are an integral part of the financial statements)

Electronic Sensor Technology, Inc.
(formerly Bluestone Ventures Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From July 12, 2000 (Date of Inception) to December 31, 2004
(expressed in U.S. dollars)


                                          (Note 5(a))               Common       Additional
                                             Common                 Shares         Paid In    Donated     Accumulated
                                             Shares     Amount    Subscribed       Capital    Capital       Deficit       Total
                                               #           $       #        $         $          $             $            $
Balance - July 12, 2000 (Date of
Inception)                                           -        -        -          -       -           -             -           -

Common stock issued for cash                74,145,316   74,145        -          - (41,545)          -             -      32,600
Common stock issued for mineral property     3,877,082    3,877        -          -  21,123           -             -      25,000
Net loss for the year                                -        -        -          -       -           -       (51,164)    (51,164)
----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2000                 78,022,398   78,022        -          - (20,422)          -       (51,164)      6,436

Common stock issued for cash                 3,101,666    3,102        -          -  16,898           -             -      20,000
Net loss for the year                                -        -        -          -       -           -        (3,004)     (3,004)
----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001                 81,124,064   81,124        -          -  (3,524)          -       (54,168)     23,432

Common stock cancelled for cash             (3,877,082)  (3,877)       -          -   3,627           -             -        (250)
Donated services                                     -        -        -          -       -       6,000             -       6,000
Net loss for the year                                -        -        -          -       -           -       (47,437)    (47,437)
----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002                 77,246,982   77,247        -          -     103       6,000      (101,605)    (18,255)

Subscriptions received for common stock
received in cash                                     -        -  155,083        155   2,345           -             -       2,500
Donated services                                     -        -        -          -       -      24,000             -      24,000
Net loss for the year                                -        -        -          -       -           -       (63,275)    (63,275)
----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2003                 77,246,982   77,247  155,083        155   2,448      30,000      (164,880)    (55,030)

   Stock subscription received                 155,083      155 (155,083)      (155)      -           -             -           -
   Common stock issued for cash              3,877,082    3,877        -          -  58,623           -             -      62,500
   Donated Services                                  -        -        -          -       -      24,000             -      24,000
   Net loss for the year                             -        -        -          -       -           -       (72,560)    (72,560)
----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2004                 81,279,147   81,279        -          -  61,071      54,000      (237,440)    (41,090)
==================================================================================================================================

    (The accompanying notes are an integral part of the financial statements)

1.       Nature of Operations and Continuance of Business

     The Company was incorporated in the State of Nevada, U.S.A. on July 12, 2000, under the name Bluestone Ventures Inc. On January 31, 2005, the Company changed its name to Electronic Sensor Technology, Inc. In December 2000, the Company acquired an option to purchase four mineral claim units situated in the Thunder Bay Mining District, in the Province of Ontario, Canada. The Company's principal business plan was to acquire, explore, and develop mineral properties and ultimately to seek earnings by exploiting the mineral claims. Pursuant to a Term Sheet, dated December 2, 2004, the Company entered into an Agreement and Plan of Merger which closed on January 31, 2005 (the "Agreement"). On February 1, 2005, pursuant to the Agreement, the Company acquired by way of reverse merger, all of the partnership interests in Electronic Sensor Technology, L.P. ("EST"), a California limited partnership. EST is involved in the development, manufacture, and sale of vapor detection and analysis technology. Refer to
     Note 8. In connection with the acquisition of EST, the Company adopted a new business plan which will commence upon the closing of the transactions contemplated under the Agreement. Under the new business plan, the Company will primarily be involved in the vapor detection and analysis technology business. Accordingly, the Company decided to discontinue its mineral exploration efforts, and the mineral property option agreement will be allowed to lapse. The Company is consequently a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7.

     At December 31, 2004, the Company had a working capital deficiency of $62,488 and has incurred losses of $237,440 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

     The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which was declared effective on June 19, 2003. On March 1, 2004, the Company completed a private placement of 4,032,165 shares of common stock at a purchase price of $0.016 per share for total proceeds of $65,000.

     Management will seek additional capital through a private placement of its common stock as discussed in Note 8. There is no guarantee that the Company will be able to complete the above objectives.


2.       Summary of Significant Accounting Policies

(a)      Basis of Presentation

         These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company has not produced any revenue from its original business plan as an exploration stage company. Pursuant to the Agreement the Company subsequently became a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises".

(b)      Use of Estimates

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

(c)      Cash and Cash Equivalents

         The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)      Foreign Currency Translation

         The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

                                      F-5
    (The accompanying notes are an integral part of the financial statements)

2.       Summary of Significant Accounting Policies (continued)

(e)      Financial Instruments

         Financial instruments which include cash and cash equivalents, accounts payable, accrued liabilities, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

(f)      Mineral Property Costs

         The Company has been in the exploration stage since its formation in July 12, 2000, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be developed economically as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

(h)      Basic and Diluted Net Income (Loss) Per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As there are no potentially dilutive shares, the diluted net loss per share has not been calculated.

(i)      Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2004, and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(j)      Income Taxes

         The Company accounts for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

(k)      Deferred Transaction Costs

         The Company capitalized legal costs incurred related to the Agreement and Plan of Merger that closed on January 31, 2005. These costs will be accounted for as acquisition costs. Refer to Note 8.

    (The accompanying notes are an integral part of the financial statements)

2.       Summary of Significant Accounting Policies (continued)

(l)      Recent Accounting Pronouncements

         In December 2004, Financial Accounting Standards Board (FASB) issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

         In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.


3.       Mineral Properties

     The Company entered into an option agreement dated December 15, 2000, as subsequently amended, to acquire a 100% interest in four mineral claim units located in the Thunder Bay Mining District, Ontario, Canada. The Company issued 250,000 common shares with an aggregate value of $25,000, and must pay $250,000 in various stages in the following manner: $25,000 upon execution of the agreement (paid); an additional $25,000 by the earlier of March 31, 2004 and the date that the Company's shares of common stock are quoted for trading on the NASD OTC Bulletin Board (paid); an additional $100,000 by June 1, 2005; and an additional $100,000 by June 1, 2006. The Company must also incur exploration and development costs of $100,000 in the following manner: $10,000 by August 30, 2002 (paid); no less than a further $30,000 by August 30, 2005; and no less than a further $60,000 by August 30, 2006. This agreement is subject to a 2% net smelter return ("NSR") royalty. One-half of this NSR royalty may be purchased at any time for $500,000. The Company may terminate the agreement at any time, without penalty, by providing thirty days written notice. The agreement may be terminated without penalty by Mr. Anderson if, upon providing the Company with thirty days written notice of default on any terms of the agreement, the Company has not taken reasonable steps to cure the default. The Company decided to discontinue its mineral exploration efforts, and the mineral property agreement will be allowed to lapse. Refer to Note 8.

    (The accompanying notes are an integral part of the financial statements)

4.       Related Party Transactions/Balances

     (a) The amount of $11,495 (2003 - $11,495) due to the President of the Company is non-interest bearing, unsecured and due on demand.

     (b) The amount of $3,320 (2003 - $7,820) due to a company controlled by a relative of the President of the Company is non-interest bearing, unsecured and due on demand.

     (c) During the year, the Company recognized a total of $24,000 (2003 - $24,000) for donated services provided by directors and officers of the Company.

     (d) During the period, the Company paid consulting fees of $17,000 (2003 - $2,000) to a relative of the President of the Company, and a company controlled by a relative of the President of the Company.

     (e) The Company incurred rent expense to a company controlled by a relative of the President of the Company of $6,750 and $4,500 for the years ended December 31, 2004 and 2003, respectively.

5.       Common Stock

     (a) On January 11, 2005, the Company declared a stock dividend to effect a forward stock split of 14.508328 additional shares of common stock for each one share of common stock outstanding. All per share amounts have been retroactively adjusted to reflect the forward stock split.

     (b) On March 1, 2004, the Company issued 3,877,082 shares of common stock at a price of $0.016 per share for proceeds of $62,500.

     (c) On March 1, 2004 the Company issued 155,083 shares of common stock at a price of $0.016 per share for proceeds of $2,500. The proceeds were received in August, 2003.


6.       Gain on Settlement of Debt

     During the year ended December 31, 2004,  the Company  recognized a gain on
     settlement  of  debt  of  $16,317   related  to  legal  fees  owing  to  an
     unaffiliated creditor.


7.       Income Tax

     The Company has adopted the provisions of SFAS 109, "Accounting for Income Taxes". Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $158,000 of net operating loss carryforwards available to offset taxable income in future years which expire through fiscal 2024. For the periods ended December 31, 2004 and 2003, the valuation allowance established against the deferred tax assets increased by $16,320 and $13,260 respectively.

     The components of the net deferred tax asset at December 31, 2004 and 2003, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                                  2004                 2003
                                                   $                    $

Net Operating Loss Carryforward                 158,000              110,000

Statutory Tax Rate                                34%                  34%

Effective Tax Rate                                 -                    -

Deferred Tax Asset                               53,720               37,400

Valuation Allowance                             (53,720)             (37,400)
--------------------------------------------------------------------------------
Net Deferred Tax Asset                             -                    -
================================================================================

    (The accompanying notes are an integral part of the financial statements)

8.       Subsequent Event

     On February 1, 2005, under the terms of the Agreement which closed on January 31, 2005, the Company indirectly acquired all of the partnership interests in Electronic Sensor Technology, L.P. ("EST") for 20,200,000 shares of common stock of the Company and EST became an indirect, wholly-owned subsidiary of the Company. The parties to the Agreement were the Company, L&G Acquisition Corp. ("L&G Acquisition"), a Nevada corporation, Amerasia Acquisition Corp. ("Amerasia Acquisition"), a Nevada corporation, Amerasia Technology, Inc. ("Amerasia"), a California corporation and general partner of EST, L&G Sensor Technology, Inc. ("L&G"), a California corporation, and Ameritech SDN.BHD ("Ameritech"), a Malaysian corporation.

     The following  transactions  occurred in connection with or pursuant to the
Agreement:

(a) On January 10, 2005, the Company incorporated L&G Acquisition and Amerasia Acquisition under the laws of the State of Nevada.

(b) On January 10, 2005, 54,279,147 split-adjusted shares previously owned by three directors were cancelled;

(c) On January 11, 2005, the Company declared a stock dividend to effect a forward stock split of 14.508328 shares of common stock for each one share outstanding. All share amounts stated have been retroactively adjusted to reflect the forward stock split.

(d) On January 12, 2005, Amerasia acquired a 4% partnership interest in EST from Ameritech, being all of Ameritech's interest in EST;

(e) On February 1, 2005, Amerasia Acquisition merged with and into Amerasia, with Amerasia being the surviving company. Amerasia's only asset is a 55% partnership interest in EST. The Amerasia stockholders received 11,000,000 shares of common stock of the Company as consideration for the merger;

(f) On February 1, 2005, L&G Acquisition merged with and into L&G, with L&G being the surviving company. L&G's only asset is a 45% partnership interest in EST. The L&G stockholders received 9,000,000 shares of common stock of the Company as consideration for the merger;

(g) On February 1, 2005, the Company completed a private placement of 3,985,000 units at a purchase price of $1.00 per unit for gross proceeds of $3,985,000 before issue costs. The Company incurred closing fees of $163,292. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $1.00 per share for a period of three years.

(h) On February 1, 2005, the Company exchanged 200,000 units for 200,000 Class C limited partnership units of EST held by certain investors. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $1.00 per share for a period of three years.

(i) On February 1, 2005, the Company assumed all EST debt owed to East West Bancorp, Inc. and the Company has committed to offer $900,000 as a security interest until the debt is repaid in full.

(j) At February 1, 2005, EST owed certain creditors $2,783,471, which was converted into 1,391,736 units on closing. Each unit consists of two shares of common stock and one warrant to purchase one share of common stock at an exercise price of $1.00 per share for a term of three years, provided that the warrant is not exercisable until the closing bid price of the Company's common stock is at least $1.50.

(k) On January 31, 2005, holders of 969,500 options to acquire units of EST limited partnership interests (the "EST Options") exchanged their EST options for stock options to acquire shares of common stock of the Company. The Company stock options have the same price per share, number of shares and vesting period as the EST Options. The stock options are outstanding to acquire 260,000 shares at $0.01 per share, 186,000 shares at $1.00 per share, and 523,500 shares at $1.05 per share. These options expire ten years after the closing date

    (The accompanying notes are an integral part of the financial statements)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and Vice President, Finance and Administration, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There were no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 8B.  OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS PRIOR TO THE MERGERS

         The following table sets forth the names, ages and offices of the executive officers and directors of Bluestone during 2004 and through the date of the Mergers.


             NAME                          AGE                                       TITLE
--------------------------------     ----------------     ------------------------------------------------------------
Edward Wong                                41             President, Chief Executive Officer and Director
Randy White                                34             Secretary, Treasurer and principal accounting officer
Louis Guoguang Luo                         47             Director


         In conjunction with and pursuant to the terms of the Mergers, Mr. Wong, Mr. White and Mr. Luo resigned as directors and/or officers of Bluestone at the closing of the Mergers on February 1, 2005. At the same time, Mr. Staples, Mr.
Chang and Mr. Lim were appointed by the Bluestone shareholders to the positions set forth below.

DIRECTORS AND EXECUTIVE OFFICERS FOLLOWING THE MERGERS AND PRESENTLY SERVING

         The following table sets forth the names, ages and offices of our current executive officers and directors, each of whom was appointed at, or following, the Mergers.

             NAME                          AGE                                       TITLE
--------------------------------     ----------------     ------------------------------------------------------------
Edward Staples                             61             President and Director
James Frey                                 67             Chairman of the Board and Director
Francis Chang                              70             Vice President, Finance and Administration, and Director
Teong Lim                                  65             Vice President, Corporate Development, and Director
Mike Krishnan                              65             Director

DR. EDWARD STAPLES

Edward Staples has served as our President and a director since the Mergers in February 2005. Mr. Staples previously was the managing director of ELP from February 1995 until the Mergers in February 2005. Dr. Staples received a B.S. in Electrical Engineering from Loyola University in 1966, an M.S. in Electrical Engineering in 1969 and a Ph.D. in Solid State Electronics in 1971 from Southern Methodist University.

JAMES FREY

James Frey has been our Chairman and director of the Company since February 21, 2005. He served as the Chief Executive Officer of TASC Inc., a subsidiary of Litton/Northrup Grumman from June 1999 to March 2003. He also served as the Vice President of Information Technology at Litton from March 2001 to March 2002. He is currently a director of SSG Precision Optronics, a privately-held optical component manufacturing company. Mr. Frey received a B.S. in Electrical Engineering from Duke University in 1960.

FRANCIS CHANG

Francis Chang, has been our Vice President, Finance and Administration and a director of the Company since the Mergers. Prior to the Mergers, he was the Chief Financial Officer of ELP since May 1995. Mr. Chang received a B.A. in Economics from National Taiwan University in Taiwan in 1956 and an M.B.A. from Pepperdine University in 1978.

DR. TEONG LIM

Teong Lim has been our Vice President, Corporate Development, and a director since the Mergers. Prior to the Mergers, he was the Manager of Corporate Development of ELP since August 2000. Since 1997, Dr. Lim has been a director of Crystal Clear Technology, Sdn., a privately-owned Malaysian company that manufactures and markets a high-contrast liquid crystal display (LCD) product line. Dr. Lim received a Ph.D in Electrical Engineering from McGill University in 1968 and an M.B.A. from Pepperdine University in 1982.

MIKE KRISHNAN

Mike Krishnan has been a director of the Company since February 21, 2005. He has been the President of L&G Resources (1994) Inc. from August 2003 to the present. He served as the Managing Director of Land & General Berhad (L&G) from September 2001 to the present. L&G is an investment holding company with subsidiaries engaging in property development, property management and education services in Malaysia and Australia. He also served as the executive director of Antah Holdings Berhad from April 1990 to October 2000. Mr. Krishnan received an A.M.P from Harvard Business School in 1987.

-------------------------------------------------------------------------------

While we believe that members of our Board of Directors each have some of the attributes of an audit committee financial expert, no single individual possesses all of the attributes; therefore, no one on our Board of Directors can be deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within our executive management, which is comprised of three persons. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, the Company is not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

BOARD MEETINGS

During the year ended December 31, 2004, the Board of Directors held no formal meetings. No committees were in existence during 2004.


SECTION 16(A) COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2004 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request. Requests should be addressed to Investor Relations Department, c/o Electronic Sensor Technology, Inc. 1077 Business Center Circle, Newbury Park, California 91320.

ITEM 10. EXECUTIVE COMPENSATION

During the period from January 1, 2002 through December 31, 2004, no salary or any other compensation was paid to Bluestone's Chief Executive Officer or any officer for the services provided to us.

EMPLOYMENT CONTRACTS

We have no employment agreements with any of our employees but intend to enter into employment agreements with key officers and employees.

COMPENSATION OF DIRECTORS

Commencing April 2005, each director who is not an employee is paid $2,500 per meeting. Mr. Frey, as the chairman of the board, is also provided with a business class airline ticket for meetings requiring more than two hours travel, and out-of-pocket expenses. Mr. Frey has been issued 125,000 shares of common stock upon becoming a director and will receive another 125,000 shares after one year of service. He will also receive options to purchase 50,000 shares of our common stock at fair market value every six (6) months for up to a total of 250,000 shares provided he is still participating as a board member at each of such anniversary.

Edward Staples, Francis Chang and Teong Lim received options to purchase 100,000, 80,000 and 80,000 shares of the Company's common stock at a price of $1.00 per share, respectively. The options expire in 2013.

OPTION GRANTS IN THE LAST FISCAL YEAR

During the fiscal year ended December 31, 2004, the Company granted no stock options to named executive officers and directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth information, as of March 31, 2005, regarding the beneficial ownership of the Company's common stock by any person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all directors and executive officers of the Company as a group.


                                                                    Amount   and  Nature  of    Percent of
                                                                    Beneficial  Ownership of     Class(2)
Name and Address(1)                                                 Common Stock
--------------------------------------------------------------------------------------------  -----------------
     Edward Staples, President and Director                               4,212,544(3)              7.74%

     Francis Chang, Vice President, Finance and Administration,           3,933,160(4)(5)           7.24%
     and Director

     Teong Lim, Vice President, Corporate Marketing, and  Director        5,247,908(6)(7)           9.63%

     James Frey, Chairman and Director                                      125,000                  *

     Mike Krishnan, a Director                                            9,948,801(8)(9)          18.33%
     Land & General Berhad, 5% shareholder                                9,948,801(9)             18.33%
     All current directors and executive officers as a group               23,467,413              42.94%
     (5 persons)


-------------------------
* Less than 1.0% of the outstanding shares

(1) The address of each of the following individuals is, c/o Electronic Sensor Technology, Inc., 1077 Business Center Circle, Newbury Park, California 91320.

(2) Based on an aggregate of 53,968,643 shares outstanding as of March 31, 2005. Where a named person holds options or warrants to purchase shares of common stock of the Company, the number of shares that may be issued under those options or warrants are added to the figure to calculate the percentage held by that person.

(3) Consists of 100,000 options at $1.00 per share for ten years from December 31, 2003 and 343,708 warrants at $1.00 per share for three years of March 31, 2005 exercisable when stock price is at or above $1.50 per share.

(4) Includes shares held by 3 Springs, LLC, a limited liability company held solely by Mr. Chang.

(5) Consists of 80,000 options at $1.00 per share for ten years from December 31, 2003 and 257,247 warrants at $1.00 per share for three years from March 31, 2005 exercisable when stock price is at or above $1.50 per share.

(6) Includes shares held by TC Lim, LLC, a limited liability company held solely by Dr. Lim.

(7) Consists of 80,000 options at $1.00 per share for ten years from December 31, 2003 and 438,796 warrants at $1.00 per share for three years from March 31, 2005 exercisable when stock price is at or above $1.50 per share.

(8) Mr. Krishnan serves as a director of L & G Resources (1994), Inc. which holds 9,632,534 shares and 316,267 warrants to acquire shares exerciseable within 60 days of March 31, 2005.

(9) Consists of 9,632,534 shares held by L & G Resources (1994), Inc. and 316,267 warrants to acquire shares exerciseable within 60 days of March 31, 2005.

To our knowledge, none of the Company's directors, officers or affiliates, or any 5% or greater shareholder of the Company, or any associate or any such directors, officers or affiliates, is a party that is adverse to the Company in any material legal proceeding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 13. EXHIBITS


         2.2            Agreement and Plan of Merger by and among the Registrant, Amerasia
                        Technology, Inc., Amerasia Acquisition Corp., L & G Sensor
                        Technology, Inc., and L & G Acquisition Corp. dated as of January
                        31, 2005 (2)

         3.1            Articles of Incorporation, as amended (1)

         3.2            Bylaws (1)

         4.1            Form of Warrant (2)

        10.1            2005 Stock Incentive Plan (3)

        10.2            Form of Stock Option Agreement (3)

        10.3            Form of Subscription Agreement between Registrant and certain investor dated as of January 31, 2005 (2)

        10.4            Business Loan Agreement dated March 11, 2005 between Registrant and East West Bank (3)

        10.5            Commercial Security Agreement dated March 11, 2005 between
                        Registrant and East West Bank (3)


        10.6            Original Equipment Manufacturer and Technical Cooperation
                        Agreement dated as of October 16, 2003 by and between the Registrant and eScreen Sensor Solutions, Inc. (3)

         14             Code of Ethics (3)

         21             Subsidiaries of Electronic Sensor Technology, Inc. (3)

        31.1            Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of
                        Chief Executive Officer (3)

        31.2            Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Vice
                        President, Finance and Administration (3)

        32.1            Certification Pursuant to Section 1350 of Title 18 of the United
                        States Code of Chief Executive Officer (3)

        32.2            Certification Pursuant to Section 1350 of Title 18 of the United
                        States Code of Vice President, Finance and Administration (3)

(1) Previously  filed on April 15, 2004 on Form 10-KSB.
(2) Previously filed on February 7, 2005 on Form 8-K.
(3) Filed herewith

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2004 and December 31, 2003 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB filings and other services provided by the accountant in connection with statutory and regulatory filings are approximately as follows: Fiscal Year Ended December 31, 2004: $7,750; Fiscal Year Ended December 31, 2003: $ 2,200.

ALL OTHER ACCOUNTANT FEES

The aggregate fees billed for the fiscal years ended December 31, 2004 and December 31, 2003 for other professional services rendered by our principal accountants are approximately as follows: Fiscal Year Ended December 31, 2004:
$0; Fiscal Year Ended December 31, 2003: $ 0.

Our current principal accountants, Manning Elliott, Chartered Accountants, did not render any invoices to us during the fiscal year ended December 31, 2003 as they were retained subsequent to such period. Fees for the 2003 fiscal year represent amounts that our former principal accountants, Lancaster & David, Chartered Accountants, billed for the services indicated.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 2005

                                      /S/ Edward Staples
                                      -------------------------
                                      Edward Staples, President

We, the undersigned officers and directors of Electronic Sensor Technology, Inc., do hereby constitute and appoint Edward Staples and Francis Chang and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                   TITLE                                              DATE

           /S/ Edward Staples              President and Director                             April 14, 2005
---------------------------------------    (Principal Executive Officer)
               Edward Staples

                                            Vice President, Finance and Administration, and
           /S/ Francis Chang                Director                                          April 14, 2005
---------------------------------------     (Principal Financial Officer and Accounting
               Francis Chang                Officer)


           /S/ James Frey                   Chairman and Director                             April 14, 2005
---------------------------------------
               James Frey

                                            Vice President, Corporate Development and
           /S/ Teong Lim                    Director                                          April 14, 2005
---------------------------------------
                 Teong Lim


           /S/ Mike Krishnan                Director                                          April 14, 2005
---------------------------------------
               Mike Krishnan
