Form 10QSB
period 2005-03-31
Electronic Sensor Technology, Inc
filed 2005-05-23
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------

                                   Form 10-QSB

                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------
                  For the quarterly period ended March 31, 2005

                        Commission File Number: 333-87224

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)

             NEVADA                                   98-0372780
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

                           1077 Business Center Drive,
                         Newbury Park, California 91320
                                 (805) 480-1994
   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

         Securities registered under section 12(b) of the Exchange Act:
                                      None

         Securities registered under section 12(g) of the Exchange Act:
                    Common Shares, par value $0.001 per share

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

      53,968,643 shares of common stock as of May 13, 2005.

      Transitional Small Business Disclosure Format         Yes [ ]     No[X]

================================================================================

                          ELECTRONIC SENSOR TECHNOLOGY

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.

Item 1.  Consolidated Financial Statements (unaudited):

         Condensed Consolidated Balance Sheet as of
         March 31, 2005 .......................................................2

         Condensed Consolidated Statements of Operations for the Three Months
         Ended March 31, 2005 and 2004.........................................3

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2005 and 2004...............................................4

         Notes to Condensed Consolidated Financial
         Statements .......................................................... 5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11

Item 3.  Controls and Procedures..............................................17

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings....................................................17

Item 2.  Changes in Securities and Use of Proceeds............................18

Item 3.  Defaults Upon Senior Securities......................................18

Item 4.  Submission of Matters to a Vote of Security Holders..................18

Item 5.  Other Information....................................................18

Item 6.  Exhibits and Reports on Form 8-K.....................................19

SIGNATURES....................................................................20

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2005
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $  1,879,647
  Certificate of deposit                                                                900,651
  Accounts receivable, net of allowance for doubtful  accounts                          137,036
  Prepaid expenses                                                                       21,582
  Inventories                                                                           473,436
                                                                                   ------------
       TOTAL CURRENT ASSETS                                                           3,412,352

PROPERTY AND EQUIPMENT                                                                   88,334

SECURITY DEPOSITS                                                                        12,817
                                                                                   ------------

                                                                                   $  3,513,503
                                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                                   $  1,769,137
  Accounts payable and accrued expenses                                                 335,101
  Interest payable                                                                       21,417
  Other current liabilities                                                              34,649
                                                                                   ------------
       TOTAL CURRENT LIABILITIES                                                      2,160,304
                                                                                   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value 50,000,000 shares authorized
       non issued and outstanding                                                            --
  Common stock, $.001 par value, 200,,000,000
       shares authorized, 53,968,643 issued and outstanding,                             53,969
  Additional paid-in capital                                                         12,232,316
  Accumulated deficit                                                               (10,933,086)
                                                                                   ------------
        TOTAL STOCKHOLDERS' EQUITY                                                    1,353,199
                                                                                   ------------

                                                                                   $  3,513,503
                                                                                   ============

                 See notes consolidated to financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2005             2004
                                                   ------------    ------------
REVENUES                                           $    207,011    $    305,250

COST OF SALES                                           290,134         244,341
                                                   ------------    ------------

     GROSS PROFIT                                       (83,123)         60,909

OPERATING EXPENSES:
 Compensation                                            59,093          66,599
 Selling                                                 39,210           8,314
 General and administrative                             469,647          83,346
                                                   ------------    ------------
        TOTAL OPERATING EXPENSES                        567,950         158,259

LOSS FROM OPERATIONS                                   (651,073)        (97,350)
                                                   ------------    ------------

OTHER INCOME AND EXPENSE:
 Other income                                              (239)        (24,834)
 Gain (loss) on sale of property and equipment           13,257          (7,711)
 Interest expense                                       (20,566)        (16,370)
                                                   ------------    ------------
        TOTAL OTHER INCOME AND EXPENSE                   (7,548)        (48,915)
                                                   ------------    ------------

NET LOSS                                           $   (658,621)   $   (146,265)
                                                   ============    ============

 Loss per share, basic and diluted                 $      (0.01)   $      (0.00)

 Basic and diluted                                   52,640,310      49,983,643
                                                   ============    ============

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                     ----------------------------
                                                                          2005            2004
                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                      $  (658,621)     $  (146,265)
     Adjustments to reconcile net income (loss) to net
                    cash provided by (used in)operating
                    activities:
                    Depreciation and amortization                          1,845              863
                    Donated services                                          --            6,000
     Changes in assets and liabilities:
                    Accounts receivable                                 (106,349)         221,811
                    Inventories                                            7,212          (44,528)
                    Prepaid expenses                                      (7,324)          (3,644)
                    Security deposits                                        140               --
                    Accounts payable and accrued expenses                120,798          (36,080)
                    Deferred revenue                                          --          250,000
                    Due to related party                                 (60,000)          45,500
                    Interest payable                                      (5,544)          (5,534)
                    Other current liabilities                             (1,016)          (1,515)
                                                                     -----------      -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (708,860)         286,608
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                    Proceeds from sale of property and equipment          16,064            9,716
                    Purchase of property and equipment                   (55,044)              --
                                                                     -----------      -----------
     NET CASH USED IN OPERATING ACTIVITIES                               (38,980)           9,716
                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                    Decrease in line of credit                          (200,000)        (205,000)
                    Repayment of partners' loans payable                (110,000)        (230,000)
                    Increase in partners' loans payable                       --               --
                    Proceeds from issuance of common stock             3,811,708           62,500
                                                                     -----------      -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                         3,501,708         (372,500)
                                                                     -----------      -----------

NET INCREASE IN CASH                                                   2,753,868          (76,176)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          26,430          121,069
                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 2,780,298      $    44,893
                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
                    Interest                                         $    21,217      $    16,412
                                                                     ===========      ===========

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                                 March 31, 2005

(1)   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2004, included in the Form 8-K filed with the SEC on April 19, 2005.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2005, and the results of operations and cash flows for the three month period ending March 31, 2004 have been included. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 8-K as filed with the Securities and Exchange Commission for the year ended December 31, 2004.

(2)   Basis of Consolidation

      The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(3)   Nature of Business and Summary of Significant Accounting Policies

      (a)   Nature of Business

            Electronic Sensor Technology, Inc. (the "Company") (formerly Bluestone Ventures, Inc.) develops and manufactures electronic devices used for vapor analysis.

      (b)   Cash and Cash Equivalents

            The Company considers highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents at March 31, 2005.

      (c)   Revenue Recognition

            The Company records revenue from direct sales of products to end-users when the products are shipped, collection of the purchase price is probable and the Company has no significant further obligations to the customer. Costs of remaining insignificant Company obligations, if any, are accrued as costs of revenue at the time of revenue recognition. Cash payments received in advance of product or service revenue are recorded as deferred revenue.

      (d)   Shipping and Handling

            The Company accounts for shipping and handling costs as a component of "Cost of Sales".

      (e)   Property and Equipment

            Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of five years.

      (f)   Inventories

            Inventories are comprised of raw materials, work in process, and finished goods. Inventories are stated at the lower of cost or market and are determined using the first-in, first-out method.

      (g)   Use of Estimates

            The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the recorded amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (h)   Fair Value of Financial Instruments

            The fair value of certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximates their carrying value due to the short maturity of these instruments.

      (i)   Long-lived Assets

            The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value At March 31, 2005 no assets were impaired.

(3)   Mergers and Acquisitions

Bluestone Ventures, Inc. ("Bluestone") executed an Agreement and Plan of Merger ("Merger Agreement") by and among Bluestone, Amerasia Technology, Inc., ("Amerasia"), holder of approximately 55% of the partnership interests of Electronic Sensor Technology, L.P., ("EST"), L & G Sensor Technology, L.P., ("L&G"), holder of approximately 45% of the partnership interests of EST, Amerasia Acquisition Corp., ("AAC") a wholly-owned subsidiary of Bluestone, and L & G Acquisition Corp., ("LAC") a wholly owned subsidiary of Bluestone on January 31, 2005. Under the Merger Agreement (i) AAC merged with and into Amerasia such that Amerasia became a wholly-owned subsidiary of Bluestone, (ii) LAC merged with and into L&G such that L&G became a wholly-owned subsidiary of Bluestone, (iii) as a result of the merger of (i) and (ii), Bluestone indirectly acquired all of the partnership interests of EST and (iv) Bluestone issued 20,000,000 shares of its common stock to the shareholders of Amerasia and L&G. This merger has been treated as a purchase only of the partnership interests of Electronic Sensor Technology L.P.

For accounting purposes, the transaction will be treated as a recapitalization of EST and accounted for as a reverse acquisition.

Bluestone also entered into various Subscription Agreements with certain investors on January 31, 2005. Under these Subscription Agreements, Bluestone issued 3,985,000 shares of its common stock ("shares") and warrants to purchase 3,985,000 shares at $1.00 per share to certain investors for gross proceeds of $3,985,000. Bluestone received the gross proceeds of the sale of these shares on February 1, 2005. Bluestone received net proceeds of approximately $3,822,000. This amount was net of legal fees, including counsel fees for the investors and EST of approximately $163,000.

By virtue of the Mergers, all shares of common stock of Amerasia were converted into the right to receive shares of common stock of Bluestone at an exchange ratio of 4.6223537 shares of Bluestone common stock for each share of Amerasia common stock and all shares of common stock L&G were converted into the right to receive shares of common stock of Bluestone at an exchange ratio of 90 shares of Bluestone common stock for each share of L&G common stock. In addition, all 200,000 Class C limited partnership units of Electronic Sensor Technology L.P. were automatically converted into 200,000 shares of Bluestone common stock.

The purchase price for the Mergers was 20,000,000 shares of Bluestone common stock. The closing of the mergers occurred on February 1, 2005 (the "Closing Date").

In January 2005 the loans payable to three partners of Electronic Sensor Technology L.P., totaling $1,198,630 were converted into 1,198,630 shares of common stock of Bluestone.

In January 2005 the notes payable to related parties of $1,272,000 plus accrued interest were converted into 1,585,111 shares of common stock of Bluestone. Bluestone has changed its name to Electronic Sensor Technology, Inc. as of February 2005.

(b)   Stock Option Plan

The Company adopted a Stock Incentive Option Plan in April 2005. There were 969,500 initial options granted to former EST limited partnership employees.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

      The following discussion and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in "Factors That May Affect Future Operating Results" and elsewhere in this report and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. All forward-looking statements are based on information currently available to Composite Technologies and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

--------------------------------------------------------------------------------

Overview

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

      Our executive offices are located at 1077 Business Center Circle, Newbury Park, California 91320 and our telephone number is (805) 480-1994.

Results of Operations

      The following table sets forth, as a percentage of revenues, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                     Three months ended March 31
                                                     ---------------------------
                                                        2005            2004
                                                     -----------     -----------
Statements of Operations Data:
     Revenues                                           100%            100%
     Cost of sales                                      140%             80%
     Gross profit                                        40%             20%
     Operating expenses                                 274%             52%
     Loss from operations                              (315)%           (32%)
     Other Income and Expense                             4%             16%
     Net loss                                          (318)%           (48%)

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

      Revenues for the quarter ended March 31, 2005 were $207,000 compared to $305,000 in 2004. Our revenues experienced a decline of 32% due to the slip of deliveries of some newly re-designed parts.

      Gross profit was ($83,000) for the first quarter ended March 31, 2005 compared to $61,000 for the quarter ended March 31, 2004. This decrease of $144,000 resulted from increased manufacturing costs from additional personnel.

      Compensation expenses in the first quarter of 2005 were $59,000 as compared to $67,000 in 2004. As a percentage of sales, total compensation expenses increased from 22% of sales to 29% of sales. The decrease of $8,000 was due to a decrease of sales commissions.

      Selling expenses in the first quarter of 2005 were $39,000 as compared to $8,000 in 2004. As a percentage of sales, total selling expenses increased from 3% of sales to 19% of sales. This increase of $31,000 was due to an increase of personnel costs.

      General and administrative expenses for the first quarter of 2005 were $470,000 as compared to $83,000 in 2004. As a percentage of sales, general and administration expenses increased from 27% of sales to 227% of sales. This increase of $386,000 was primarily due to consulting and professional fees in connection with the reverse merger.

      Interest expense for the first quarter of 2005 was $20,566 as compared to $16,370 for the same period in 2004. This increase in interest expense is due to expanded line of credit and higher interest rate.

      Net Loss was $659,000 for the period ended March 31, 2005 as compared to a loss of $146,000 for the three- month period ended March 31, 2004. The increase was primarily due to higher operating expenses in first quarter of 2005 including one time charges in connection with the reverse merger.

Liquidity and Capital Resources

      In the first quarter of 2005 net cash used by the Company for operating activities was $709,000. In the first quarter of 2004, the cash provided by Company's operations was $287,000. Cash used in the first quarter of 2005 was comprised of the net loss incurred for the quarter of $659,000, plus net non-cash expenses of $2,000 plus the net change in operating assets and liabilities of $(52,000). Cash used in operations in the first quarter of 2004 was comprised of the net loss of $146,000 plus net non-cash expenses of $7,000, plus the net change in operating assets and liabilities of cash of $426,000.

      Investing activities used cash of $39,000 in the first quarter of 2005 and provided $9,700 during the first quarter ended March 31, 2004. In 2005 and 2004 the cash was used to purchase of equipment.

      Financing activities provided cash of $3.5 million and used cash of $373,000 during the first quarters ended March 31, 2005 and 2004, respectively.

      At March 31, 2005 the Company had cash of $2.8 million compared to $45,000 at March 31, 2004. At March 31, 2005, the Company had working capital of $1.25 million, as compared to working deficit of $5.5 million at March 31, 2004. The Company, at present, has a credit facility in place with East West Bank for $1.8 million.

      Although we have a bank operating line of credit, there can be no assurance that these proceeds will be adequate for our capital needs. There can be no assurance that any required or desired financing will be available through any other bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company's shares.

      The Company's primary capital needs are to fund its growth strategy, which includes creating a sales and marketing staff for the marketing, advertising and selling of zNose(R) family of chemical detection products, increasing distribution channels, introducing new products, improving existing product lines and development of a strong corporate infrastructure.

Seasonality and Quarterly Results

      We do not foresee any seasonality to our revenues or our results of operations.

Inflation

      Our raw materials and finished products are sourced from cost-competitive industries. As such, we do not foresee any material inflationary trends for our product sources.

      Our business is subject to a number of risks as outlined below. An investment in our securities is speculative in nature and involves a high degree of risk. You should read this annual report carefully and consider the following risk factors:

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

      Our officers, directors and principal shareholders together control approximately 42% of our outstanding common stock. Land & General Berhad through its wholly owned subsidiary, L & G Resources (1994), Inc., owns approximately 18.3% of our outstanding common stock. As a result, these shareholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our shares, even when a change may be in the best interests of all shareholders. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and, accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

Past activities of the Company and its affiliates may lead to future liability for us.

      Prior to the acquisition of ELP, we engaged in businesses unrelated to its current operations. As a result, liabilities of the prior business before to the acquisition of ELP may have a material adverse effect on us.

Item 3. Controls and Procedures

      Within 90 days prior to the date of this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-QSB.

      There have been no changes in the Company's internal controls or in other factors, which could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.

Item 2. Changes in Securities and Use of Proceeds.

      During the first quarter ended March 31, 2005, the Company issued unregistered common stock and various warrants as outlined below:

      The Company issued 20,000,000 shares of its common stock on February 1, 2005 in connection with the acquisition of the sole shareholders of Electronic Sensor Technology, LP, a California limited partnership.

      As of February 1, 2005, the Company issued 3,985,000 shares of its common stock and warrants to purchase 3,985,000 shares of its common stock at an exercise price of $1.00 per share for three years to certain investors. The Company received gross proceeds of $3,985,000. In addition, certain bridge investors of Electronic Sensor Technology, LP ("LP"), exchanged Class C Partnership Interests in the LP for 200,000 shares of Company common stock and 200,000 Investor Warrants.

      The Company also issued 2,783,741 shares of its common stock and warrants to purchase 1,391,871 shares of its common stock at an exercise price of $1.00 per share for three years, so long as the trading price of the stock was at least $1.50 per share ("Debtholder Warrants") in exchange for cancellation of certain debt by LP debt holders.

      The Company relied upon Section 4(2) of the Securities Act for the above listed offers and sales. It believed that Section 4(2) was available because the offers and sales did not involve a public offering and there was not general solicitation or general advertising involved in suxh offers or sales.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of security holders.

Item 5. Other Information

There is no other information to report

Item 6. Exhibits and Reports on Form 8-K

      A. Exhibits

Exhibit
  No.           Description

10.1 Agreement and Plan of Merger dated as of January 31, 2005 by and among the Registrant, Amerasia Technology, Inc., L & G Sensor Technology, Inc., Amerasia Acquisition Corp., and L&G Acquisition Corp. *

10.2 Form of Subscription Agreement by the Registrant and the purchaser on the signature page thereto. *

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2     Certification of Principal Financial and Accounting Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2     Certification of Principal Financial and Accounting Officer Pursuant to
         Section 906 of the Sarbanes-Oxley Act.
--------------------------------------------------------------------------------
* Previously filed

      B. Reports on Form 8-K

1. On January 10, 2005 the Registrant filed a Form 8-K disclosing execution of a merger agreement pursuant to which Electronic Sensor Technology, LLC would become a wholly-owned subsidiary of the Registrant.

2. On February 7, 2005 the Registrant filed a Form 8-K disclosing the closing of the merger in which Electronic Sensor Technology, LLC became an indirect wholly-owned subsidiary of the Registrant, management of EST, LLC became directors and officers of the Registrant, and the Registrant closed a $3.85 million sale of common stock to various investors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ELECTRONIC SENSOR TECHNOLOGY, INC.


Dated May 20, 2005                     By: /s/ Edward Staples
                                           ------------------------------
                                           Name:  Edward Staples
                                           Title: Chief Executive Officer
                                                  (Principal Executive Officer)


Dated May 20, 2005                     By: /s/ Francis Chang
                                           ------------------------------
                                           Name:  Francis Chang
                                           Title: Vice President, Finance and
                                                  Administration (Principal
                                                  Accounting Officer)