Form 10QSB
period 2005-06-30
Electronic Sensor Technology, Inc
filed 2005-08-12
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------

                                   Form 10-QSB

                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------
                 For the three months period ended June 30, 2005

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

         53,968,745 shares of common stock as of June 30, 2005.
         ----------

         Transitional Small Business Disclosure Format        Yes|_|      No|X|

                          ELECTRONIC SENSOR TECHNOLOGY

                                   FORM 10-QSB

                                      INDEX

                                                                                               Page No.
                                                                                               --------
PART I. FINANCIAL INFORMATION

Consolidated Balance Sheet as of June 30, 2005 ...................................................3

Consolidated Statements of Operations for the Six Months Ended June 30, 2005 and 2004 ............5


Consolidated Statements of Cash Flows for the Three Months Ended  June 30, 2005 and 2004 .........7


Notes to  Consolidated Financial Statements ......................................................9


Item 2.Management's Discussion and Analysis of Financial Condition
and Results of Operations .......................................................................12


Item 3.Controls and Procedures ..................................................................19

PART II. OTHER INFORMATION


Item 1. Legal Proceedings .......................................................................19

Item 2. Changes in Securities and Use of Proceeds ...............................................20

Item 3. Defaults Upon Senior Securities .........................................................20

Item 4. Submission of Matters to a Vote of Security Holders .....................................20

Item 5. Other Information .......................................................................20

Item 6. Exhibits ................................................................................20

SIGNATURES.................................................................................... ..21

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2005
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $  1,209,424
  Certificate of deposit                                                906,599
  Accounts receivable, net of allowance for doubtful  accounts          128,707
  Prepaid expenses                                                       23,618
  Inventories                                                           493,150
                                                                   ------------
       TOTAL CURRENT ASSETS                                           2,761,498

PROPERTY AND EQUIPMENT                                                   93,093

SECURITY
DEPOSITS                                                                 12,817
                                                                   ------------

                                                                   $  2,867,408
                                                                   ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                   $  1,769,137
  Accounts payable and accrued expenses                                 259,644

  Other current liabilities                                              33,039
                                                                   ------------
                                   TOTAL CURRENT LIABILITIES          2,061,820
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value 50,000,000 shares authorized
       non issued and outstanding                                            --
  Common stock, $.001 par value, 200,,000,000
       shares authorized, 53,968,643 issued and outstanding,             53,969
  Additional paid-in capital                                         12,233,816
  Accumulated deficit                                               (11,482,197)
                                                                   ------------
        TOTAL STOCKHOLDERS' EQUITY                                      805,588
                                                                   ------------

                                                                   $  2,867,408
                                                                   ============


                 See notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Six Months Ended               Three Months Ended
                                          June 30,                       June 30,
                               ----------------------------    ----------------------------
                                   2005            2004            2005            2004
                               ------------    ------------    ------------    ------------
REVENUES                       $    626,652    $    782,610    $    419,641    $    477,360

COST OF SALES                       706,046         489,117         415,912         244,777
                               ------------    ------------    ------------    ------------

      GROSS PROFIT                  (79,394)        293,493           3,729         232,583

OPERATING EXPENSES:
  Compensation                      175,798         124,327         116,705          18,822
  Selling                           117,514          19,906          78,305          50,503
  General and administrative        810,125         168,373         340,477          85,023
                               ------------    ------------    ------------    ------------
      TOTAL OPERATING             1,103,437         312,606         535,487         154,348
      EXPENSES
LOSS FROM OPERATIONS             (1,182,831)        (19,113)       (531,758)         78,235
                               ------------    ------------    ------------    ------------

OTHER INCOME AND
EXPENSES
  Other income                           83         (70,156)            323         (45,323)
  Gain (loss) on sale of
  property and equipment              9,287          (7,711)         (3,970)             --
  Interest expense                  (34,271)        (37,599)        (13,706)        (21,229)
                                                               ------------    ------------
                                                               ------------    ------------
      TOTAL OTHER                   (24,901)       (115,466)        (17,353)        (66,552)
                               ------------    ------------    ------------    ------------
      INCOME AND EXP

NET LOSS                       $ (1,207,732)   $   (134,579)       (549,111)         11,683
                               ============    ============    ============    ============

  Loss per share, basic
          and diluted          $      (0.02)   $       0.00    $      (0.01)   $       0.00
                               ============    ============    ============    ============

  Basic and diluted              53,304,475      49,983,643      53,968,643      49,983,643
                               ============    ============    ============    ============


                 See notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                      --------------------------
                                                          2005         2004
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                          $(1,207,732)   $  (134,579)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in)operating activities:
   Depreciation and amortization                            5,605          2,641
   Donated services                                            --          6,000
  Changes in assets and liabilities:
   Accounts receivable                                    (98,020)       343,546
   Inventories                                            (12,502)       (23,713)
   Prepaid expenses                                        (9,361)        (2,277)
   Security deposits                                          140             (2)
   Accounts payable and accrued expenses                   46,841        (45,333)
   Due to related party                                   (60,000)       (48,500)
   Interest payable                                       (26,961)        (4,450)
   Other current liabilities                               (2,626)        (3,064)
                                                      -----------    -----------

NET CASH PROVIDED BY (USED IN)                         (1,364,616)        90,269
     OPERATING ACTIVITIES
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment            30,280          9,973
   Purchase of property and equipment                     (77,780)            --
                                                      -----------    -----------
  NET CASH USED IN OPERATING ACTIVITIES                   (47,500)         9,973
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in line of credit                            (200,000)       (15,000)
   Repayment of partners' loans payable                  (110,000)      (230,000)

   Proceeds from issuance of common stock               3,811,708         68,500
                                                      -----------    -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES             3,501,708       (176,500)
                                                      -----------    -----------

NET INCREASE IN CASH                                    2,089,592        (76,258)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                   26,430        121,069
                                                      -----------    -----------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                    $ 2,116,022    $    44,811
                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest                                           $    40,870    $    37,641
                                                      ===========    ===========


                 See notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                                  June 30, 2005


(1)   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2004, included in the Form 8-K for the year then ended.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2005, and the results of operations and cash flows for the six month period ending June 30, 2005 have been included. The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 8-K as filed with the Securities and Exchange Commission for the year ended December 31, 2004.

(2)   Basis of Consolidation

      The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(3)   Nature of Business and Summary of Significant Accounting Policies


      (a)   Nature of Business

            Electronic Sensor Technology, Inc. ("The Company") (formerly Bluestone Ventures, Inc.) develops and manufactures electronic devices used for vapor analysis.

      (b)   Cash and Cash Equivalents

            The Company considers highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents at June 30, 2005.

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


      (i)   Long-lived Assets

            The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value At June 30, 2005 no assets were impaired.

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

      (b)   Stock Option Plan

      The Company adopted a Stock Incentive Option Plan in April 2005. No options have been granted through June 30, 2005.

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

      The following discussion and other parts of this Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in "Factors That May Affect Future Operating Results" and elsewhere in this report and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2005. All forward-looking statements are based on information currently available to EST and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-QSB are the property of their respective owners.


Overview

      EST is engaged in the development, manufacturing, and sales of a patented product called zNose(R): a device designed to detect and analyze chemical odors and vapors, or, in another words, an electronic "nose." We believe the zNose(R) is superior to other electronic "noses" because of its speed, specificity and sensitivity. The zNose(R) is capable of measuring and quantifying the chemistry of any compound, fragrance, vapor or odor with parts per trillion sensitivity in 10 seconds. We also believe the zNose(R) has the unique ability to quantify and speciate the subject chemical vapor by creating visual olfactory images. This enables the measured odor or vapor to be easily identified by the user.

      We believe that our products will have broad applications in the homeland security and laboratory instrumentation markets. EST is involved in ongoing product research and development efforts in that regard. EST has also concentrated its efforts on further product development, testing and proving and assembling a sales and support organization.

      Electronic Sensor Technology, Inc. ("EST") was originally incorporated under the name "Bluestone Ventures, Inc.", on July 12, 2000. From inception until February 1, 2005, we engaged in the business of acquiring, exploring and developing certain mining properties in Canada. Upon the acquisition of Electronic Sensor Technology, LP ("ELP"), we abandoned our mining business and adopted ELP's business of developing, manufacturing and selling the vapor analysis device. Prior to the closing of the Mergers, on January 26, 2005, we changed our name to "Electronic Sensor Technology, Inc."

      EST's executive offices are located at 1077 Business Center Circle, Newbury Park, California 91320. The company's telephone -number is (805) 480-1994.


Results of Operations

         The following table sets forth, as a percentage of revenues, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:



                                         Six months ended June 30
                                         ------------------------
                                             2005      2004
                                             ----     ----
Statements of Operations Data:
                  Revenues ...............    100%     100%
                  Cost of sales ..........    113       62
                  Gross profit ...........    (13)      38
                  Operating expenses .....    176       40
                  Loss from operations ...   (189)      (2)
                  Other Income and Expense      4       15
                  Net loss ...............   (193)     (17)

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

      Revenues for the six months ended June 30, 2005 were $627,000 compared to $783,000 in 2004. It showed a decrease of 19.9% due to the one time front end payment of $250,000 received last year from eScreen Sensor Solutions, Inc. under an OEM agreement which did not recur this year. Otherwise, the company experienced an 18% increase in its main production line of zNose(R) sales from $533,000 to $627,000 in the first six months ending June 30, 2005. In the number of zNose(R) units shipped, EST showed an increase of 36% over the same six month period in 2004.

      Gross profit was ($79,000) for the six months ending June 30, 2005, compared to $293,000 for the six months period ending June 30, 2004. This decrease of $ 372,000 (or $123,000, excluding the OEM payment of $250,000) resulted from increased manufacturing overhead due to additional personnel.

      Compensation expenses in the six months of 2005 were $176,000, as compared to $124,000 in 2004. As a percentage of sales, total compensation expenses increased from 16% of sales, to 28% of sales. The increase of $51,000 was due to the increase of personnel costs.

      Selling expenses in the first six months of 2005 were $118,000, as compared to $20,000 in 2004. As a percentage of sales, total selling expenses increased from 3% of sales to 19% of sales. This increase of $98,000 was due to an increase of personnel costs and expanded sales activities.

      General and administrative expenses for the first six months of 2005 were $810,000, as compared to $168,000 in 2004. As a percentage of sales, general and administration expenses increased from 22% of sales to 129% of sales. This increase of $642,000 was primarily due to costs incurred in connection with the reverse merger and the added costs involved in a publicly traded company.

      Interest expense for the first six months of 2005 was $34,271, as compared to $37,599 in 2004. This slight decrease is due to small reductions of the average balance under our line of credit over the six month period last year.

      Net Loss -The Net Loss was $1,208,000 for the period ending June 30, 2005 as compared to a loss of $135,000 for the six- month period ending June 30, 2004. The increase was primarily due to higher operating expenses in the six month period of 2005 including a one time charge in connection with the reverse merger, increased sales activities, and an expanded new product development effort .


Liquidity and Capital Resources

      In the first six months of 2005, net cash used by the Company for operating activities was $1,365,000. In the first six months of 2004, the cash provided by Company's operations was $90,000. Cash used in the first six months of 2005 was comprised of the net loss incurred for the six month period of $1,208,000, plus net non-cash expenses of $6,000, plus the net change in operating assets and liabilities of ($163,000). Cash provided in operations in the first six months of 2004 was comprised of the net loss of $135,000, plus net non-cash expenses of $9,000, plus the net change in operating assets and liabilities of $216,000.

      Investing activities used cash of $48,000 in the first six months of 2005 and provided $9,000 during the same period in 2004. In 2005 the cash was used to purchase equipment.

      Financing activities provided cash of $3.5 million and used cash of $176,000 during the first six months ending June 30, 2005 and 2004, respectively.

      On June 30, 2005 the Company retained cash on hand of $2.1 million, compared to $33,000 on June 30, 2004. On June 30, 2005 the Company had working capital of $700,000, as compared to a working deficit of $5.6 million on June 30, 2004. The Company, at present, has a credit facility in place with East West Bank for $1.8 million.

      Although EST possesses a bank operating line of credit, there can be no assurance that these proceeds will be adequate for our capital needs. There can be no assurance that any required or desired financing will be available through any other bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company's shares.

      The Company's primary capital needs are to fund its growth strategy, which includes creating a sales and marketing staff for the marketing, advertising and selling of the zNose(R) family of chemical detection products, increasing distribution channels both in U.S. and foreign countries, introducing new products, improving existing product lines and development of a strong corporate infrastructure.

Seasonality and Quarterly Results

      We do not foresee any seasonality to our revenues or our results of operations.

Inflation

      Our raw materials and finished products are sourced from cost-competitive industries. As such, we do not foresee any material inflationary trends for our product sources.

      Our business is subject to a number of risks as outlined below. An investment in our securities is speculative in nature and involves a high degree of risk. You should read this report carefully and consider the following risk factors:

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

RISKS RELATED TO OUR COMPANY

We have a significant accumulated deficit and have received an opinion from our auditors regarding our ability to continue as a going concern, and we may never achieve profitability.

      We have incurred significant net losses every year since our inception, including net losses in the first six months of 2005, and the 2004 and 2003 fiscal years. These losses have resulted principally from expenses incurred in our research and development programs and general and administrative expenses. To date, we have not yet generated significant recurring revenues. Our limited revenues that derive from sales of the zNose(R) product have not been and may not be sufficient to sustain our operations. We anticipate that we will continue to incur substantial operating losses based on projected sales revenues less manufacturing, general and administrative and other operating costs for an indefinite period of time. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future, notwithstanding any anticipated revenues we may receive when our vapor detection products obtain increased visibility in our markets, due to the significant costs associated with the development and marketing of our products. No assurances can be given when we will ever be profitable.

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

      While we are unaware of any competitor that has created a vapor analysis device similar to the zNose(R), there are companies that offer products and services that compete with the zNose(R) in our markets. See "Business - Competition." We believe that manufacturers of X-Rays, Ion Mobility Spectrometer, and other electronic noses compete with us in the security-related markets. In the analytical instrumentation markets, we compete with many gas chromatograph manufacturers including Perkin-Elmer (PKI:NYSE) and Agilent Technologies (A:NYSE). Many of our existing and potential competitors have longer operating histories, greater experience, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Because of their greater resources, our competitors are able to undertake more extensive marketing campaigns for their products and services, and make more attractive offers to potential employees, strategic partners, and others. We may not be able to compete successfully against our current or future competitors and our business and financial results could suffer from such competition.

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

      We believe that our future success will depend in large part on our ability to attract and retain highly skilled engineering , sales and marketing and management personnel. If we are unable to hire the necessary personnel, the development of our business will likely be delayed or prevented. Competition for these highly skilled employees is intense. As a result, we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining the personnel we require for expansion.

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

Item 3. Controls and Procedures

      Within 90 days prior to the date of this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-QSB.

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

         None

Item 3.  Defaults Upon Senior Securities

      There were no defaults upon senior securities.


Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to the vote of security holders.


Item 5.  Other Information

There is no other information to report.


Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits

Exhibit
    No.            Description
    ---            -----------

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

----------
* Previously filed

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               ELECTRONIC SENSOR TECHNOLOGY, INC.

Dated August 12, 2005          By: /s/ Matthew Collier
                                  ------------------------------
                               Name:  Matthew Collier
                               Title: President and Chief Executive Officer
                                      (Principal Executive Officer)

Dated August 12, 2005          By: /s/ Francis Chang
                                  ------------------------------
                               Name:  Francis Chang
                               Title: Vice President, Finance and Administration
                                      (Principal Accounting Officer)