Form 10QSB
period 2005-09-30
Electronic Sensor Technology, Inc
filed 2005-11-14
CIK 1122860

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                          -----------------------------

                                   FORM 10-QSB

      [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------
          For the quarterly period ended September 30, 2005

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ____________ to _____________

                        Commission file number: 333-87224

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            NEVADA                                       98-0372780
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                           1077 Business Center Drive
                         Newbury Park, California 91320
                    (Address of Principal Executive Offices)

                                 (805) 480-1994
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                   Yes [X]   No [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).             Yes [ ]   No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           53,525,865 shares of common stock as of November 11, 2005

     Transitional Small Business Disclosure Format       Yes [ ]  No [X]

--------------------------------------------------------------------------------

                          ELECTRONIC SENSOR TECHNOLOGY, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited):

          Consolidated Balance Sheet as of September 30, 2005...............   3

          Consolidated Statements of Operations for the Three Months
          and Nine Months Ended September 30, 2005 and 2004.................   5

          Consolidated Statements of Cash Flows for the Three Months
          and Nine Months Ended September 30, 2005 and 2004.................   6

          Notes to Consolidated Financial Statements........................   8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................  11

Item 3.   Controls and Procedures...........................................  19

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  20

Item 2.   Changes in Securities and Use of Proceeds.........................  20

Item 3.   Defaults Upon Senior Securities...................................  20

Item 4.   Submission of Matters to a Vote of Security Holders...............  20

Item 5.   Other Information.................................................  20

Item 6.   Exhibits..........................................................  20

                                    PART I.
                             FINANCIAL INFORMATION

Item 1.   Financial Statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $          220,047
  Certificate of deposit                                                912,651
  Accounts receivable, net of allowance for
    doubtful accounts of $20,000                                        474,764
  Prepaid expenses                                                       43,203
  Inventories                                                           733,843
                                                             ------------------
       TOTAL CURRENT ASSETS                                           2,384,508

PROPERTY AND EQUIPMENT                                                  118,442

SECURITY DEPOSITS                                                        12,817
                                                             ------------------

                                                             $        2,515,767
                                                             ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                             $        1,700,137
  Accounts payable and accrued expenses                                 503,527
                                                             ------------------
                     TOTAL CURRENT LIABILITIES                        2,203,664
                                                             ------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value 50,000,000 shares authorized
     non issued and outstanding                                               -

  Common stock, $.001 par value 200,000,000
    shares authorized, 53,968,643 issued and outstanding,                53,969
  Additional paid-in capital                                         12,233,816
  Accumulated deficit                                               (11,975,682)
                                                             ------------------
        TOTAL STOCKHOLDERS' EQUITY                                      312,103
                                                             ------------------

                                                             $        2,515,767
                                                             ==================

                 See notes consolidated to financial statements

                                             ELECTRONIC SENSOR TECHNOLOGY, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                                    Nine Months Ended              Three Months Ended
                                                                      September 30,                  September 30,
                                                              -----------------------------   -----------------------------
                                                                  2005            2004           2005             2004
                                                              -------------   -------------   -------------   -------------
REVENUES                                                      $  1,380,237    $    958,606    $    753,585    $    175,997

COST OF SALES                                                    1,087,064         723,386         381,018         234,268
                                                              -------------   -------------   -------------   -------------

  GROSS PROFIT                                                     293,173         235,220         372,567         (58,271)
                                                              -------------   -------------   -------------   -------------

OPERATING EXPENSES:
 Research and development                                          124,145           -             124,145           -
 Compensation                                                      332,061          60,112         156,263          17,269
 Selling                                                           359,358         122,980         180,345          38,856
 General and administrative                                      1,133,538         252,651         384,766          67,013
                                                              -------------   -------------   -------------   -------------
    TOTAL OPERATING EXPENSES                                     1,949,102         435,743         845,519         123,138
                                                              -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                                            (1,655,929)       (200,523)       (472,952)       (181,409)
                                                              -------------   -------------   -------------   -------------

OTHER INCOME AND EXPENSE:
 Other income                                                           83         (73,059)          -              (2,902)
 Gain (loss) on sale of property and equipment                       9,287          (7,711)          -               -
 Interest expense                                                  (54,658)        (61,854)        (20,387)        (24,255)
                                                              -------------   -------------   -------------   -------------
        TOTAL OTHER INCOME AND EXPENSE                             (45,288)       (142,624)        (20,387)        (27,157)
                                                              -------------   -------------   -------------   -------------

NET LOSS                                                      $ (1,701,217)   $   (343,147)   $   (493,339)   $   (208,566)
                                                              =============   =============   =============   =============

Loss per share, basic and diluted                             $      (0.03)   $      (0.01)   $      (0.01)   $      (0.00)
                                                              =============   =============   =============   =============

Weighted average number of shares, basic and diluted            53,525,865      49,983,643      53,968,643      49,983,643
                                                              =============   =============   =============   =============

                 See notes to consolidated financial statements

                                          ELECTRONIC SENSOR TECHNOLOGY, INC.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                         -----------------------------
                                                                                             2005            2004
                                                                                         -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                                                              $ (1,701,217)   $   (343,147)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                                                11,430           2,641
  Donated services                                                                             -                6,000
 Changes in assets and liabilities:
  Accounts receivable                                                                        (444,077)        331,986
  Inventories                                                                                (253,195)        (86,439)
  Prepaid expenses                                                                            (28,946)          1,952
  Security deposits                                                                               140              (2)
  Accounts payable and accrued expenses                                                       290,725         (39,361)
  Due to related party                                                                        (60,000)         11,500
  Interest payable                                                                            (26,961)         (3,340)
  Other current liabilities                                                                   (35,665)         (4,608)
                                                                                         -------------   -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        (2,247,766)       (122,818)
                                                                                         -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                                 30,280          (3,826)
  Purchase of property and equipment                                                         (108,954)          -
                                                                                         -------------   -------------
 NET CASH (USED IN) OPERATING ACTIVITIES                                                      (78,674)         (3,826)
                                                                                         -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in line of credit                                                                 (269,000)        162,000
  Repayment of partners' loans payable                                                       (110,000)       (230,000)
  Proceeds from issuance of common stock                                                    3,811,708          74,500
                                                                                         -------------   -------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  3,432,708           6,500
                                                                                         -------------   -------------

NET INCREASE (DECREASE) IN CASH                                                             1,106,268        (120,144)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               26,430         121,069
                                                                                         -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  1,132,698    $        925
                                                                                         =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

  Interest                                                                               $     67,380    $     61,897
                                                                                         =============   =============

                 See notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                               September 30, 2005

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2004, included in the Annual Report filed on Form 10-KSB for the year then ended.

     In the opinion of the management of Electronic Sensor Technology, Inc. (formerly Bluestone Ventures, Inc.) (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2005, and the results of operations and cash flows for the nine month period ending September 30, 2005 have been included. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2004.

(2)  Basis of Consolidation

     The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(3)  Nature of Business and Summary of Significant Accounting Policies

     (a)  Nature of Business

          The Company develops and manufactures electronic devices used for vapor analysis.

     (b)  Cash and Cash Equivalents

          The Company considers highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents at September 30, 2005.

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

     (i)  Long-lived Assets

          The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At September 30, 2005 no assets were impaired.

(4)  Mergers and Acquisitions

     Bluestone Ventures, Inc. ("Bluestone") executed an Agreement and Plan of Merger (the "Merger Agreement") by and among Bluestone, Amerasia Technology, Inc. ("Amerasia"), holder of approximately 55% of the partnership interests of Electronic Sensor Technology, L.P. ("EST, L.P."), L & G Sensor Technology, L.P. ("L&G"), holder of approximately 45% of the partnership interests of EST, L.P., Amerasia Acquisition Corp. ("AAC"), a wholly-owned subsidiary of Bluestone, and L & G Acquisition Corp. ("LAC"), a wholly owned subsidiary of Bluestone on January 31, 2005. Under the Merger Agreement (i) AAC merged with and into Amerasia such that Amerasia became a wholly-owned subsidiary of Bluestone, (ii) LAC merged with and into L&G such that L&G became a wholly-owned subsidiary of Bluestone, (iii) as a result of the merger of (i) and (ii), Bluestone indirectly acquired all of the partnership interests of EST, L.P. and (iv) Bluestone issued 20,000,000 shares of its common stock to the shareholders of Amerasia and L&G. The merger has been treated as a purchase only of the partnership interests of EST, L.P.

     For accounting purposes, the transaction will be treated as a recapitalization of EST, L.P. and accounted for as a reverse acquisition.

     Bluestone also entered into various Subscription Agreements with certain investors on January 31, 2005. Under these Subscription Agreements, Bluestone issued 3,985,000 shares of its common stock ("shares") and warrants to purchase 3,985,000 shares at $1.00 per share to certain investors for gross proceeds of $3,985,000. Bluestone received the gross proceeds of the sale of these shares on February 1, 2005. Bluestone received net proceeds of approximately $3,822,000. This amount was net of legal fees, including counsel fees for the investors and EST, L.P. of approximately $163,000.

     By virtue of the mergers, all shares of common stock of Amerasia were converted into the right to receive shares of common stock of Bluestone at an exchange ratio of 4.6223537 shares of Bluestone common stock for each share of Amerasia common stock and all shares of common stock L&G were converted into the right to receive shares of common stock of Bluestone at an exchange ratio of 90 shares of Bluestone common stock for each share of L&G common stock. In addition, all 200,000 Class C limited partnership units of EST, L.P. were automatically converted into 200,000 shares of Bluestone common stock.

     The purchase price for the mergers was 20,000,000 shares of Bluestone common stock. The closing of the mergers occurred on February 1, 2005 (the "Closing Date").

     In January 2005 the loans payable to three partners of EST, L.P., totaling $1,198,630 were converted into 1,198,630 shares of common stock of Bluestone.

     In January 2005 the notes payable to related parties of $1,272,000 plus accrued interest were converted into 1,585,111 shares of common stock of Bluestone. Bluestone has changed its name to Electronic Sensor Technology, Inc. as of February 2005.

     The Company adopted a Stock Incentive Option Plan in April 2005. There were 969,500 initial options granted to former EST, L.P. limited partnership employees.

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

     The following discussion and other parts of this Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in "Factors That May Affect Future Operating Results" and elsewhere in this report and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. All forward-looking statements are based on information currently available to the Company and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-QSB are the property of their respective owners.

--------------------------------------------------------------------------------

Overview

     The Company is engaged in the development, manufacturing, and sales of a patented product called zNose(R): a device designed to detect and analyze chemical odors and vapors, or, in other words, an electronic "nose." We believe the zNose(R) is superior to other electronic "noses" because of its speed, specificity and sensitivity. The zNose(R) is capable of measuring and quantifying the chemistry of any compound, fragrance, vapor or odor with parts per trillion sensitivity in 10 seconds. We also believe the zNose(R) has the unique ability to quantify and speciate the subject chemical vapor by creating visual olfactory images. This enables the measured odor or vapor to be easily identified by the user.

     We believe that our products will have broad applications in the homeland security and laboratory instrumentation markets. The Company is involved in ongoing product research and development efforts in that regard. The Company has also concentrated its efforts on further product development, testing and proving and assembling a sales and support organization.

     The Company was originally incorporated under the name "Bluestone Ventures, Inc.", on July 12, 2000. From inception until February 1, 2005, we engaged in the business of acquiring, exploring and developing certain mining properties in Canada. Upon the acquisition of EST, L.P., we abandoned our mining business and adopted EST, L.P.'s business of developing, manufacturing and selling the vapor analysis device. Prior to the closing of the mergers, on January 26, 2005, pursuant to which EST, L.P. was acquired, we changed our name to "Electronic Sensor Technology, Inc."

     The Company executive offices are located at 1077 Business Center Circle, Newbury Park, California 91320, telephone: (805) 480-1994.

Critical Accounting Policies

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

     The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At September 30, 2005 no assets were impaired.

Results of Operations

     The following table sets forth, as a percentage of revenues, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                         Nine months ended
                                                         September 30
                                                    ----------------------------
                                                      2005                 2004
                                                    --------              ------
Statements of Operations Data:
           Revenues..............................       100%                100%
           Cost of sales  .......................        79%                 75%
           Gross profit .........................        21%                 25%
           Operating expenses....................       141%                 45%

           Loss from operations..................       120%                 21%
           Other Income and Expense..............         3%                 15%
           Net loss..............................       123%                 36%

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

     Revenues for the nine months ended September 30, 2005 were $1,380,000 compared to $959,000 in 2004. It showed an increase of 44% due to an increase in the number of zNose(R) units shipped from 20 units in 2004 to 37 units in 2005 for the nine month period, which represents an 85% increase over the same nine month period in 2004.

     Gross profit was $293,172 for the nine months ending September 30, 2005, compared to $235,220 for the nine months period ending September 30, 2004. This increase of $57,952 resulted from increased sales, offset by an increase in direct manufacturing costs.

     Compensation expenses in the first nine months of 2005 were $332,000, as compared to $60,000 in 2004. As a percentage of sales, total compensation expenses increased from 6% of sales, to 24% of sales. The increase of $272,000 was due to the increase of personnel costs, due to the hiring of new employees.

     Selling expenses for the first nine months of 2005 were $359,000, as compared to $123,000 in 2004. As a percentage of sales, total selling expenses increased from 13% of sales to 26% of sales. This increase of $236,000 was due to an increase in Sales and Marketing personnel costs and expanded sales activities.

     General and administrative expenses for the first nine months of 2005 were $1,134,000, as compared to $253,000 in 2004. As a percentage of sales, general and administration expenses increased from 26% of sales to 82% of sales. This increase of $881,000 was primarily due to costs incurred in connection with the reverse merger in February 2005, and the added costs involved in being a publicly traded company.

     Interest expense for the first nine months of 2005 was $54,658, as compared to $61,896 in 2004. This slight decrease is due to an offsetting interest income of $12,722 from a certificate of deposit in the amount of $900,000.

     Net Loss was $1,701,000 for the period ending September 30, 2005 as compared to a loss of $343,000 for the nine- month period ending September 30, 2004. The increase was primarily due to higher operating expenses in the nine-month period of 2005 including a one time charge in connection with the reverse merger, increased sales activities, increased personnel costs and an expanded new product development effort.

Liquidity and Capital Resources

     In the first nine months of 2005, net cash used by the Company for operating activities was $2,248,000. In the first nine months of 2004, the cash used by Company's operations was $123,000. Cash used in the first nine months of 2005 was comprised of the net loss incurred for the nine- month period of $1,701,000, plus net non-cash expenses of $11,000 plus the net change in operating assets and liabilities of $536,000. Cash used in operations in the first nine months of 2004 was comprised of the net loss of $343,000, plus net non-cash expenses of $9,000, plus the net change in operating assets and liabilities of $212,000.

     Investing activities used cash of $79,000 in the first nine months of 2005 and used $4,000 during the same period in 2004. In both 2005 and 2004 the cash was used to purchase of equipment.

     Financing activities provided cash of $3.4 million and $7,000 during the first nine months ending September 30, 2005 and 2004, respectively. The increase was primarily due to the issuance of common stock of $3.8 million.

     On September 30, 2005 the Company retained cash on hand of $1.1 million, compared to $1,000 on September 30, 2004. On September 30, 2005 the Company had working capital of $180,844, as compared to a working deficit of $ 5.7 million on September 30, 2004. The Company, at present, has a credit facility in place with East West Bank for $1.8 million. The outstanding line of credit on the East West Bank facility as of September 30, 2005 was $1,700,137 with an annual interest rate of 0.5% above the bank prime rate, payable monthly.

     Although the Company possesses a bank operating line of credit, there can be no assurance that these proceeds will be adequate for our capital needs. There can be no assurance that any required or desired financing will be available through any other bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company's shares.

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

     To be successful, we must manufacture our products in compliance with industry standards and on a timely basis, while maintaining product quality and acceptable manufacturing costs. We also currently use a limited number of sources for most of the supplies and services that we use in the manufacturing of our vapor detection and analysis technology. We do not have agreements with our suppliers. Our manufacturing strategy presents the following risks:

     o delays in the quantities needed for product development could delay commercialization of our products in development;

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

     While we are unaware of any competitor that has created a vapor analysis device similar to the zNose(R), there are companies that offer products and services that compete with the zNose(R) in our markets. We believe that manufacturers of X-Rays, Ion Mobility Spectrometer, and other electronic noses compete with us in the security-related markets. In the analytical instrumentation markets, we compete with many gas chromatograph manufacturers including Perkin-Elmer (NYSE:PKI) and Agilent Technologies (NYSE:A). Many of our existing and potential competitors have longer operating histories, greater experience, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Because of their greater resources, our competitors are able to undertake more extensive marketing campaigns for their products and services, and make more attractive offers to potential employees, strategic partners, and others. We may not be able to compete successfully against our current or future competitors and our business and financial results could suffer from such competition.

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

     Based upon our review of the industry, we are unaware of any company today that markets a technology which is similar to our zNose(R) technology. Nonetheless, our intended markets generally are dominated by very large corporations (or their subsidiaries), which have greater access to capital, manpower, technical expertise, distribution channels and other elements which would give them a competitive advantage over us were they to begin to compete directly against us. It is possible that these and other competitors may implement new, advanced technologies before we are able to, allowing them to provide more effective products at more competitive prices. Any number of future technological developments could:

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

     We believe that our future success will depend in large part on our ability to attract and retain highly skilled engineering, sales and marketing and management personnel. If we are unable to hire the necessary personnel, the development of our business will likely be delayed or prevented. Competition for these highly skilled employees is intense. As a result, we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining the personnel we require for expansion.

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

     The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's quarterly operating results, announcements of technological innovations, or new products by the Company or its competitors, changes in financial estimates by securities analysts, conditions or trends in the analytic instrumentation markets, changes in the market valuations of other security-detection oriented companies, announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments, additions or departures of key personnel, sales of common stock or other securities of the Company in the open market and other events or factors, many of which are beyond the Company's control. Further, the stock markets in general, and the market for technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks do not reflect valuations. There can be no assurance that trading prices and valuations will be sustained. These broad market and industry factors may materially and adversely affect the market price of the Company's common stock, regardless of the Company's operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, may also adversely affect the market price of the Company's common stock. Following periods of volatility in the market price of a company's securities, securities class action litigation is often instituted against such company. If such securities class action litigation were to be instituted against the Company, it could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition.

There is no established trading market for our shares of common stock. The liquidity of our common stock will be affected by its limited trading market.

     Bid and ask prices for our common stock are quoted on the Over-the-Counter Bulletin Board under the symbol "ESNR.OB." There is currently no broadly followed, established trading market for our common stock. An established trading market for our shares may never develop or be maintained. Although we intend, as soon as is practicable, to undertake the process to become listed on one of the national stock exchanges or with Nasdaq, there is no assurance as to when or if those events will occur. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our shares. Prior to the consummation of the merger in February 2005, we had no reported trading volume in our common stock. Since then, we have had sporadic reported trading in our shares. As a result of this lack of trading activity, the quoted price for our common stock on the Over-the-Counter Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

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

We may raise additional capital through a securities offering that could dilute the ownership interests of our shareholders.

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

     In addition, under our articles of incorporation, the Board of Directors of the Company (the "Board") is authorized to issue, without obtaining shareholder approval, shares of preferred stock having the rights, privileges and is designated as determined by the Board. Therefore, the Board could issue shares of preferred stock that would have preferential liquidation, distribution, voting, dividend or other rights, which would be superior to the rights of common stockholders.

A significant number of our shares are eligible for sale, and their sale could depress the market price of our common stock.

     Sales of a significant number of shares of our common stock in the open market could harm the market price of our common stock. A reduced market price for our shares could make it more difficult to raise funds through future offerings of common stock. Approximately 27 million shares are eligible for trading in the open market. As additional shares become available for resale in the open market, including new shares issued upon the exercise of our outstanding options, warrants, and contractual obligations to issue shares, the number of our publicly tradable shares will increase, which could decrease their trading price. In addition, some of our shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares. In general, a person who has held restricted shares for a period of one year may, upon satisfying certain conditions to the application of Rule 144, sell into the market shares up to an amount equal to 1% of the outstanding shares (and potentially more) of common stock of the Company. These sales may be repeated once each three months. In addition, an unlimited amount of restricted shares may be sold by a non-affiliate after they have been held for two years pursuant to Rule 144(k).

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

     We have never paid cash dividends on our stock and do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of dividends on our shares, if ever, will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the Board may consider relevant. If we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent that our stock price appreciates, and if the price of our stock does not appreciate, then there will be no return on investment.

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

     o the Board has the exclusive right to fill vacancies and set the number of directors;

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

     Our officers, directors and principal shareholders together control approximately 42% of our outstanding common stock. Land & General Berhad through its wholly owned subsidiary, L & G Resources (1994), Inc., owns approximately 18.3% of our outstanding common stock. As a result, these shareholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company and might affect the market price of our shares, even when a change may be in the best interests of all shareholders. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and, accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

Past activities of the Company and its affiliates may lead to future liability for us.

     Prior to the acquisition of EST, L.P., we engaged in businesses unrelated to the Company's current operations. As a result, liabilities of the prior business before the acquisition of EST, L.P. may have a material adverse effect on us.

Item 3.  Controls and Procedures

     As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-QSB.

     There have been no changes in the Company's internal controls or in other factors, which could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.

                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings

     We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.

Item 2.   Changes in Securities and Use of Proceeds.

     No equity securities of the Company that were not registered under the Securities Act of 1933 were sold by the Company during the quarter ended September 30, 2005.

Item 3.   Defaults Upon Senior Securities

     There were no material defaults upon senior securities.

Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the vote of security holders.

Item 5.   Other Information

     There is no other information to report.

Item 6.   Exhibits.

Exhibit
  No.          Description
-------        -----------

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

                                          ELECTRONIC SENSOR TECHNOLOGY, INC.

Dated November 14, 2005                           By: /s/ Matthew Collier
                                                     ---------------------------
                                          Name:   Matthew Collier
                                          Title:  Chief Executive Officer
                                                  (Principal Executive Officer)

Dated November 14, 2005                           By: /s/ Francis Chang
                                                     ---------------------------
                                          Name:   Francis Chang
                                          Title:  Vice President, Finance and
                                                  Administration (Principal
                                                  Accounting Officer)