Form 10KSB
period 2005-12-31
Electronic Sensor Technology, Inc
filed 2006-03-24
CIK 1122860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended DECEMBER 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______

Commission file number 333-87224

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            NEVADA                                            98-0372780
---------------------------------                         -------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

1077 BUSINESS CENTER CIRCLE, NEWBURY PARK, CALIFORNIA           91320
-----------------------------------------------------         ----------
      (Address of principal executive offices)                (Zip Code)

Issuer's telephone number (805) 480-1994

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered

                None.                                         N/A
-----------------------------------------                  ---------
Securities registered under Section 12(g) of the Exchange Act:

                                      None.
                                ----------------
                                (Title of class)

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act                                     [X]*

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
                                                                 Yes [ ] No [X]*

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                      [X]**

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                       Yes [ ] No [X]

* We were not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act for the fiscal year ended December 31, 2005 because (i) our registered common stock was registered under the Securities Act during the fiscal year ended December 31, 2005 and was not registered under the Exchange Act, (ii) we did not have any registration statement that became effective during the fiscal year ended December 31, 2005 and (iii) we had less than 300 shareholders of record at the beginning of the fiscal year ended December 31, 2005. Although we were not required to do so, we voluntarily filed such reports with the Securities and Exchange Commission during such period. On March 24, 2006 we filed a registration statement on Form 10-SB to register our common stock pursuant to the Exchange Act. Once such registration statement is declared effective, we will be subject to the filing requirements of the Securities Exchange Act.

** We did not have any equity securities registered pursuant to Section 12 of the Exchange Act during the fiscal year ended December 31, 2005. As such, our directors, officers and beneficial owners of more than 10 percent of any class of equity securities were not required to comply with Section 16(a) of the Exchange Act. Accordingly, disclosure of delinquent filers in response to Item 405 of Regulation S-B is inapplicable.

================================================================================

     State issuer's revenues for its most recent fiscal year. $2,072,350

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of
a specified date within the past 60 days.   $8,366,672 as of March 1, 2006

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date.   54,173,745 shares of common
stock as of March 1, 2006

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part *, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual
report to security holders for fiscal year ended December 24, 1990).   N/A

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

We are engaged in the development, manufacture, and sale of a patented product we call zNose(R), a device designed to detect and analyze chemical odors and vapors, or, in another words, an electronic "nose". We believe the zNose(R) is superior to other electronic "noses" because of its speed, specificity and sensitivity. The zNose(R) identifies the chemical makeup of any fragrance, vapor or odor. The zNose(R) does this by creating a visual image of the fragrance, vapor or odor that it detects, so that the user of the zNose(R) may easily identify the fragrance, vapor or odor.

We believe that our products will have broad applications in the homeland security, environmental monitoring and detection and laboratory instrument markets. We are involved in ongoing product research and development efforts in that regard. We have also concentrated our efforts on further product development, testing and proving, and assembling our sales and support organization.

Our executive offices are located at 1077 Business Center Circle, Newbury Park, California 91320 and our telephone number is (805) 480-1994.

HISTORY AND BACKGROUND

We were incorporated under the laws of the state of Nevada as Bluestone Ventures Inc. on July 12, 2000. From the date of our incorporation until February 1, 2005, we were in the business of acquiring and exploring potential mineral properties in Ontario, Canada. We changed our name to Electronic Sensor Technology, Inc. on January 26, 2005 in connection with the acquisition of two corporations that had together owned Electronic Sensor Technology, L.P. Since the acquisition of Electronic Sensor Technology, L.P., our business has been the development, manufacture and sale of instruments that detect and analyze vapors and odors. We have abandoned our mining exploration business.

ELECTRONIC SENSOR TECHNOLOGY, L.P. ACQUISITION

On February 1, 2005, pursuant to the terms of an Agreement and Plan of Merger by and among Electronic Sensor Technology, Amerasia Technology, holder of approximately 55% of the partnership interests of Electronic Sensor Technology, L.P., L&G Sensor Technology, holder of approximately 45% of the partnership interests of Electronic Sensor Technology, L.P., Amerasia Acquisition, a wholly-owned subsidiary of Electronic Sensor Technology, and L&G Acquisition, a wholly-owned subsidiary of Electronic Sensor Technology, Electronic Sensor Technology acquired 100% of the outstanding equity partnership interest of Electronic Sensor Technology, L.P. Under the Agreement and Plan of Merger:

     (i) Amerasia Technology merged with and into Amerasia Acquisition such that it became a wholly-owned subsidiary of Electronic Sensor Technology;

     (ii) L&G Sensor Technology merged with and into L&G Acquisition such that L&G Sensor Technology became a wholly-owned subsidiary of Electronic Sensor Technology;

     (iii)as a result of the mergers of (i) and (ii), Electronic Sensor Technology indirectly acquired the partnership interests of Electronic Sensor Technology, L.P.; and

     (iv) Electronic Sensor Technology issued 20,000,000 shares of its common stock to the shareholders of Amerasia Technology and L&G Sensor Technology.

In November 2004, Electronic Sensor Technology, L.P. sold $200,000 in limited partnership interests to certain bridge investors. Concurrent with the mergers, these limited partnership interests were directly exchanged into 200,000 shares of common stock of Electronic Sensor Technology and warrants to purchase 200,000 shares of common stock of Electronic Sensor Technology at $1.00 per share to certain investors.

In connection with the mergers, Electronic Sensor Technology entered into Subscription Agreements with certain investors on January 31, 2005. Under these Subscription Agreements, Electronic Sensor Technology issued and sold in a private placement 3,985,000 shares of its common stock and warrants to purchase 3,985,000 shares of common stock at $1.00 per share to certain investors for gross proceeds of $3,985,000. Electronic Sensor Technology received the gross proceeds of the sale of these shares on February 1, 2005. Electronic Sensor Technology received net proceeds of approximately $3,821,000 less fees, including counsel fees for the investors and Electronic Sensor Technology, L.P. of approximately $164,000.

Immediately following the mergers and the private placement, there were 53,968,471 shares of Electronic Sensor Technology common stock outstanding, of which (i) shareholders of Bluestone prior to the mergers and the private placement held 26,988,279 shares (approximately 50.0% of our common stock),
(ii) the shareholders of Amerasia Technology and L&G Sensor Technology prior to the mergers and the private placement held 22,783,471 shares (approximately 42.2% of our common stock) and (iii) investors in the private placement occurring on February 1, 2005 as a group held 4,185,000 shares (approximately 7.8% of our common stock). The distribution of shares to shareholders of Amerasia Technology and L&G Sensor Technology was based on a $20 million valuation of the total outstanding interests of Electronic Sensor Technology, L.P. The total outstanding interests of Electronic Sensor Technology, L.P. were exchanged for 20,000,000 shares of Electronic Sensor Technology, Inc., at conversion rate of $1.00 per share. In addition, 2,783,279 shares of Electronic Sensor Technology, Inc. were distributed to pre-merger shareholders of Amerasia Technology and L&G Sensor Technology in exchange for the cancellation of debt owed to such shareholders, at a conversion rate of $1.00 per share. The conversion rate of $1.00 per share was established immediately preceding the merger through the private placement of 3,985,000 shares of common stock at $1.00 per share.

In conjunction with the mergers, all of the officers and directors of Bluestone resigned and Dr. Edward Staples was appointed President of Bluestone.
Dr. Staples, along with Mr. Francis Chang and Dr. Teong Lim were named directors of Bluestone and the prior operations of Bluestone were terminated.

Following the mergers we assumed as our principal operations, the operations of Electronic Sensor Technology, L.P. and we appointed additional officers. In May 2005, we expanded our Board of Directors from 5 to 7 directors and appointed additional directors to fill the new directorships.

OVERVIEW OF PAST OPERATIONS OF ELECTRONIC SENSOR TECHNOLOGY, L.P.

Following the mergers, our operations are a continuation of operations originally conducted by Electronic Sensor Technology, L.P. Electronic Sensor Technology, L.P. was formed in 1995 to develop and manufacture, the zNose(R), an advanced technology in chemical vapor detection and analysis. The zNose(R) has been developed with over $10 million in funding, primarily from equity funding from existing equity holders. In 1999, Electronic Sensor Technology, L.P. completed beta testing of its products and commenced commercial sales to the analytical instrumentation/quality control market as well as the homeland security market.

In order to finance its operations, Electronic Sensor Technology, L.P. obtained a 4% loan of $1.975 million from East West Bank in September 2003. This loan was guaranteed by three officers of Electronic Sensor Technology, L.P. In connection with the mergers, we assumed the then outstanding balance of $1.8 million on the East West Bank loan from Electronic Sensor Technology, L.P., and the guarantees were released. In addition, we agreed to pledge a $900,000 certificate of deposit as collateral for repayment under the loan.

INDUSTRY OVERVIEW

Although there are a vast number of applications for the zNose(R) product, we believe that the most significant demands for our product will be in three general market categories - homeland security, analytical instrumentation/quality control and environmental monitoring and detection.

Homeland Security. According to published sources, the overall homeland security market was projected to be $98-114 billion in 2004. We believe that detection and analysis of chemical compounds will aid greatly in various homeland security efforts including:

     o Building Security. There is a need for a continuous and real-time chemical detection systems to monitor the air in buildings and in confined spaces. Detecting hazardous gases and poisonous chemical agents such as sarin, VX explosives, and contrabands for security and environmental safety purposes are the main concerns. We believe that the addressable commercial building security market segment may be as high as $1.2 billion based on the top 4% of the high-end commercial buildings that would seek protection from a chemical detection system.

     o Marine Smart Containers. Over seven million sea cargo containers arrive in the U.S. every year and only 4% of them are being inspected by the U.S. Customs Department. Cargo container security is a top priority with the U.S. government. We seek to incorporate the zNose(R)product into the smart container program.

     o Airports. Our zNose(R) products may be used to complement existing X-Ray and bomb detection technologies.

     o Drug Interdiction. The zNose(R)has been used to detect contrabands, including illicit controlled substances along U.S. borders.

Analytical Instrumentation/Quality Control. The zNose(R) has been serving the chemical vapor analysis needs in various manufacturing industries. We estimate that the market for products such as zNose(R) may reach as much as $50 million during the next few years. The zNose(R) has been used for a host of applications relating to analysis and quality control such as:

     o    screening incoming raw materials;

     o    checking ingredients in processed food and pharmaceutical products;

     o    inspecting packaging materials and finished goods; and

     o    detecting hazardous gas leaks in chemical plants.

Environmental Monitoring and Detection. The zNose(R) has been serving rapid on-location needs in detection and monitoring of toxic chemicals in the water for environmental protection purposes. In a recent toxic chemical spill caused by a chemical plant explosion in northeastern China which contaminated major water sources, the zNose(R) was deployed by local authorities to detect and monitor toxic flows in a river and to determine the safety of the water on a near real-time basis.

CONVENTIONAL ELECTRONIC NOSE TECHNOLOGY

Conventional electronic noses are unable to meet the needs of the market because of their fundamental construction. They are not able to identify fragrances, vapors and odors with an acceptable degree of specificity and preciseness. In addition, conventional electronic noses require sophisticated computer software in order for its chemical analyses to be recognized. This type of electronic nose is therefore not acceptable for use in scientific measurement.

THE ZNOSE(R) SOLUTION

Speed, precision and versatility are the key characteristics of the zNose(R) product. The zNose(R) has been developed to replace the conventional electronic nose. The zNose(R) operates as quickly as a conventional electronic nose while delivering the precision and accuracy of a much more expensive instrument. The zNose(R) has advanced chemical analysis technology by performing vapor analysis within 10 seconds. Early models of the zNose(R) have been tested by the U.S. Environmental Protection Agency under Environmental Technology Verification program and by the Office of National Drug Control Policy for drug interdiction. Tests have also been performed at the Midwest Research Institute's Surety Laboratory in Kansas City and at the U.S. Army Dugway Proving Ground in Utah with respect to the effectiveness of the zNose(R) in detecting chemical agents such as sarin gases. We believe that the zNose(R) is currently the only electronic nose approved for purchase through the General Services Administration pre-approved procurement program.

Our VaporPrint(TM) imaging ability is another major advantage of the zNose(R) product. VaporPrint(TM) allows the user of the zNose(R) to see a visual image of the makeup of a particular fragrance, vapor or odor within 10 seconds. In addition, VaporPrint(TM) can produce high-resolution visual images of odor intensity. VaporPrint(TM) images are displayed on a laptop computer screen and are recorded on the hard drive of the laptop computer.

OUR PRODUCTS

ZNOSE(R)

The zNose(R) is essentially a vapor detector that uses a sensor based on Surface Acoustic Wave technology. Basically, the zNose(R) "inhales" a particular fragrance, vapor or odor. The fragrance, vapor or odor is carried up through a column and the chemicals making up the fragrance, vapor or odor condense on the crystal surface of the sensor in the zNose(R). This condensation on the sensor causes a change in what is called the "fundamental acoustic frequency" of the crystal surface. It is this change in fundamental acoustic frequency that allows the zNose(R) to determine the chemical makeup of the fragrance, vapor or odor. This change is measured by a microprocessor that calculates what is known as the "Surface Acoustic Wave" frequency, based upon the change in the fundamental acoustic frequency. Different chemicals produce different Surface Acoustic Wave frequencies and, so, once the microprocessor in the zNose(R) has determined the Surface Acoustic Wave frequency of the unidentified fragrance, vapor or odor that the zNose(R) has "inhaled", it compares it to chemical odor profiles that are stored on the hard drive of a laptop computer that is connected to the zNose(R), which allows the zNose(R) user to identify the particular fragrance, vapor or odor.

We currently manufacture and sell two zNose(R) models designated as Model 4200 (Handheld Unit) and Model 7100 (Bench Top Unit). Model 4200 is designed for portability and for applications requiring quick and accurate vapor screening in the field. Model 7100 is designed for laboratory testing and is ideal for testing water and product quality control samples. Both Model 4200 and Model 7100 weigh approximately 27 pounds, not including a laptop computer that must be used with each zNose(R). The Model 4200 has two housings (the case and the detector head) and a laptop computer. The case of the Model 4200 is 10" x 12" x 6" and weighs 20 pounds and the detector head of the Model 4200 is 4 1/4" x 12" x 7" and weighs 7 pounds. The Model 7100 is packaged in a single housing and also requires a laptop computer. The dimensions of the Model 7100 packaging are 14.3" x 14.3" x 7.5". Both the Model 4200 and Model 7100 are powered by a standard AC electrical outlet, and both models adapt to standard outlets in North America, Asia and Europe (i.e., the zNose(R) may be operated by a 110 volt or 220 volt power source). In addition, both the Model 4200 and 7100 may be powered by connecting the unit to a car battery with an appropriate adaptor. Either model can be produced in one of two basic vapor sensing configurations: volatile and semi-volatile. The volatile configuration can detect volatile organic compounds, such as benzene. The semi-volatile configuration can detect heavier vapors such as those found in explosives and drugs.

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

We have designs to produce a hand-held zNose(R) that is smaller than the Model 4200 for commercial market. This model is designed to meet the needs of law enforcement, manufacturing process monitoring, and environmental monitoring. We plan to develop a separate version of the mini-zNose(R) to be used as a personal nerve agents detector for the military and security markets.

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

SALES AND DISTRIBUTION

We sell our zNose(R) product through distribution channels including equipment distributors and sales representatives in over 20 foreign countries, e-commerce and customer referrals. We entered into an agreement with TechMondial, Ltd. to be our exclusive distributor for a seven-year period in the countries of the European Community, Romania, Bulgaria, Turkey, Croatia and Switzerland on October 21, 2005. We entered into an agreement with eScreen Sensor Solutions to be our exclusive distributor for a five-year period in Israel, the Caribbean, the State of Florida, and Central and South America on October 16, 2003. As part of this latter agreement, eScreen paid us an up-front fee of $250,000 in 2004.

All sales representatives and distributors are required to attend a three-day training course conducted at our headquarters in Newbury Park, California. We advertise in selected industry trade journals and trade conventions. In the future, we intend to build a dedicated marketing and sales team. We have historically generated sales from both U.S. and international customers, each of which have accounted for approximately 50% of our sales in the past. However, in the fiscal year ending December 31, 2005, international customers accounted for approximately two-thirds of our total sales. We expect a similar split among U.S. and international sales to continue. All of our customers pay us in U.S. dollars. Major domestic customers include the U.S. Armed Forces, Lockheed Corporation and NASA. Major international customers include Beijing R&D Technology Company Ltd. in China, TechMondial Limited of England, Hitachi Corporation in Japan and Max Planck Institute in Germany.

COMPETITION

We are unaware of any direct competitor to the zNose(R) product on the market today. In the homeland security markets, we face competition from manufacturers of X-Ray machines, Ion-Mobility Spectrometers and chemical coated sensors. X-Ray machines have been widely used for security purposes in detecting metal objects but not for chemical compounds. Ion-Mobility Spectrometer equipment is a vapor detector and is designed to detect certain compounds but is blind to other compounds. Hence, it can only see a small dot in a space but cannot see the total picture. It employs a different sample collection technique by wiping the surfaces of the object placed for screening. Ion-Mobility Spectrometer also uses materials in its construction which may be offensive to users in certain countries.

Chemical coated sensors are the conventional electronic noses. They use an array of chemical sensors each reacting to certain specific compounds. As mentioned earlier, electronic noses cannot be calibrated with chemical standards and therefore cannot be used for scientific measurement.

We have another set of competitors manufacturing portable vapor and odor analysis products for the instrumentation market from major corporations such as Agilent Technologies, Inc. (NYSE: A), Perkin-Elmer, Inc. (NYSE: PKI) and Varian, Inc. (NASDAQ: VARI). We believe that our zNose(R)product is competitive with these companies' products based on speed and cost.

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

MANUFACTURING AND RAW MATERIALS

We design, prototype and manufacture our products at our headquarters. Our manufacturing facilities adhere to ISO9000 manufacturing methods (quality standards developed by the International Organization for Standardization, which have been adopted by many countries around the world). We contract out the manufacturing and assembling of certain components to subcontractors. Our current annual manufacturing capacity is approximately 1,000 zNose(R) units. The principal components to our products are computer chips, circuit boards, transformers and sensory devices. The prices for these components are subject to market forces largely beyond our control, including energy costs, market demand, and freight costs. The prices for these components have varied significantly in the past and may vary significantly in the future. Our principal suppliers of components and raw materials include: Sigma Co. of Bellefonte, Pennsylvania, Ventura Fluid System Technologies of Camarillo, California and Valco Instruments Co., Inc. of Houston, Texas.

CUSTOMERS

In 2005, we had approximately 35 customers. Our largest customer in 2005, Beijing R&D Technology Company Ltd., purchased 15 of the total 56 zNose(R) units sold by us in 2005, constituting approximately 27% of the zNose(R) units sold in 2005. In 2005, we selected Beijing R&D Technology Co., Ltd. to be our exclusive distributor in China and TechMondial, Ltd. to be our exclusive distributor in the countries of the European Community, Romania, Bulgaria, Turkey, Croatia and Switzerland for a seven-year term. Our largest customers are (1) Beijing R&D Technology Company Ltd. of China, (2) TechMondial Limited of England and (3) Agency for Defense Development of the Republic of South Korea.

PATENTS, TRADEMARKS AND OTHER PROPRIETARY RIGHTS

We regard our patents, trademarks, trade names and similar intellectual property as critical to our success. We rely on patent and trademark laws, trade secret protection and confidentiality agreements with employees, distributors, customers, partners and others to protect our proprietary rights.

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

We have copyrighted our MicroSense Windows software and Xilinx gate array firmware, which controls the operation of the zNose(R) and produces visual images. These images, trademarked as VaporPrints(TM), make it possible to display vapor analysis data from any vapor analysis system, as unique visual images and facilitate pattern recognition of complex odors and fragrances.

At December 31, 2005, we held registered trademarks for zNose(R) and VaporPrints(TM). We intend to evaluate the possible application for new patents and trademarks as needed to cover current and future applications of our technology and product developments. We intend to undertake all steps necessary to preserve and protect our patents, trademarks and intellectual property generally.

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

RESEARCH AND DEVELOPMENT

Our research and development program consists of developing technologies related to enhancing our electronic nose product and making it more portable. Fees related to research and development, include consulting fees, technical fees, and research, development and testing of our zNose(R) product. We spent approximately $600,000 in each of 2005 and 2004 on research and development activities, none of which was borne directly by customers.

EMPLOYEES

As of December 31, 2005 we had a total of 23 staff persons, including 21 full time staff and 2 consultants. In addition to management, we employ sales people, administrative staff, and development and technical personnel. From time to time, we may employ independent consultants or contractors to support our research and development, marketing, sales and support, and administrative organizations. No collective bargaining units represent our employees and Electronic Sensor Technology is not party to any labor contracts.

REPORTS TO SECURITY HOLDERS

Electronic Sensor Technology is not currently required to and does not currently deliver an annual report to security holders. We are not currently required to deliver an annual report to security holders because our registered stock is registered under the Securities Act and is not currently registered under the Exchange Act. On March 24, 2006 we filed a registration statement with the SEC on Form 10-SB to register our common stock pursuant to the Exchange Act. If and when such registration statement is declared effective, we will be subject to the reporting requirements of the Securities Exchange Act, including the requirement to deliver annual reports to security holders when we deliver proxy solicitation materials to security holders in connection with an annual meeting. However, until such registration statement is declared effective by the SEC, we are under no obligation to do so.

Electronic Sensor Technology is a voluntary reporting company and files with the Securities and Exchange Commission annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K. The public may read and copy any materials that Electronic Sensor Technology files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. More information regarding Electronic Sensor Technology is available at our website: http://www.znose.com.

CAPITALIZATION

The following table sets forth our capitalization as of December 31, 2005. The table should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. All information below excludes any securities issued subsequent to December 31, 2005.

                                December 31, 2005
                                    (audited)

Long-term debt..................................................$194,444
Stockholders' deficit:
  Common stock; $0.001 par value; 200,000,000
   Shares authorized; 54,098,745 shares issued
   and outstanding...............................................$54,099
   Additional paid-in capital................................($1,779,037)
   Accumulated deficit.......................................($4,178,489)
Total Stockholders' deficit..................................($5,903,427)
Total capitalization.........................................($5,708,983)

ITEM 2.  DESCRIPTION OF PROPERTY.

We lease approximately 13,500 square feet of office space at 1077 Business Center Circle, Newbury Park, California. Our current lease expires on September 30, 2006. The lease payments are $15,826 per month. The facility serves as the company's headquarters and R&D and manufacturing facility.

INVESTMENT POLICIES

We do not invest, nor do we plan to invest in the foreseeable future in real estate, interests in real estate, real estate mortgages, securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, other than routine litigation that is incidental to our business, and are not aware of any proceeding contemplated by a governmental authority against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON EQUITY

Our common stock has been quoted on the Over-the-Counter Bulletin Board since February 1, 2005 under the symbol "ESNR.OB". Prior to February 1, 2005 our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol "BLUV.OB". There is currently no broadly followed, established public trading market for our common stock. The quarterly range of high and low Over-the-Counter Bulletin Board quotation information for our common stock for the last two fiscal years is set forth below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                       QUARTERLY COMMON STOCK PRICE RANGES

               QUARTER ENDED                        2005
             -------------------              ----------------
                                               HIGH      LOW
                                              ------    ------
             December 31                      $  .62    $  .27
             September 30                       1.19       .42
             June 30                            2.50      1.07
             February 1-March 31                2.51      1.90

               QUARTER ENDED                        2004
             -------------------              ----------------
                                               HIGH      LOW
                                              ------    ------
             December 31                      $  .01    $  .01
             September 30                        .01       .01
             June 30                             .01       .01
             March 31                            .01       .01


There were approximately 66 record holders of our common stock as of February 28, 2006. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

We have not paid dividends on our common stock since our inception. The decision to pay dividends on common stock is within the discretion of the Board of Directors. It is our current policy to retain any future earnings to finance the operations and growth of our business. Accordingly, we do not anticipate paying any dividends on common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table illustrates, as of December 31, 2005, information relating to all of our equity compensation plans:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                              NUMBER OF SECURITIES
                                          NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE       REMAINING AVAILABLE
                                           ISSUED UPON EXERCISE OF      EXERCISE PRICE OF      FOR FUTURE ISSUANCE
                                             OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS      UNDER THE EQUITY
                                             WARRANTS AND RIGHTS       WARRANTS AND RIGHTS      COMPENSATION PLAN
                                          --------------------------   -------------------    ----------------------
Equity Compensation Plans
 approved by security holders                                      0           N/A                                 0
Equity compensation plans not
 approved by security holders                              1,794,500                  $.89                 3,205,500
Total                                                      1,794,500                  $.89                 3,205,500

ELECTRONIC SENSOR TECHNOLOGY, INC. 2005 STOCK INCENTIVE PLAN

In 2005, the Board of Directors adopted the Electronic Sensor Technology, Inc. 2005 Stock Incentive Plan. The purpose of the Stock Incentive Plan is to attract and retain the services of experienced and knowledgeable individuals to serve as our employees, consultants and directors. On the date the Stock Incentive Plan was adopted, the total number of shares of common stock subject to it was 5,000,000. The Stock Incentive Plan is currently administered by the Board of Directors, and may be administered by any Committee authorized by the Board of Directors, so long as any such Committee is made up of Non-Employee Directors, as that term is defined in Rule 16(b)-3(b) of the Securities Exchange Act of 1934.

The Stock Incentive Plan is divided into two separate equity programs: the Discretionary Option Grant Program and the Stock Issuance Program. Under the Discretionary Option Grant Program, eligible persons may, at the discretion of the administrator, be granted options to purchase shares of common stock and stock appreciation rights. Under the Stock Issuance Program, eligible persons may, at the discretion of the administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered for Electronic Sensor Technology (or a parent or subsidiary of Electronic Sensor Technology).

Pursuant to the terms of the Discretionary Option Grant Program, the exercise price per share is fixed by the administrator, but may not be less than 85% of the fair market value of the common stock on the date of grant, unless the recipient of a grant owns 10% or more of Electronic Sensor Technology's common stock, in which case the exercise price of the option must not be less than 110% of the fair market value. An option grant may be subject to vesting conditions. Options may be exercised in cash, with shares of the common stock of Electronic Sensor Technology already owned by the person or through a special sale and remittance procedure, provided that all applicable laws relating to the regulation and sale of securities have been complied with. This special sale and remittance procedure involves the optionee concurrently providing irrevocable written instructions to: (i) a designated brokerage firm to effect the immediate sale of the purchased shares and remit to Electronic Sensor Technology, out of the sale proceeds available on the settlement date, sufficient funds to cover the aggregate exercise price payable for the purchased shares plus all applicable federal, state and local income and employment taxes required to be withheld by Electronic Sensor Technology by reason of such exercise and (ii) Electronic Sensor Technology to deliver the certificates for the purchased shares directly to such brokerage firm in order to complete the sale. The term of an option granted pursuant to the Discretionary Option Grant Program may not be more than 10 years.

The Discretionary Option Grant Program also allows for the granting of Incentive Options to purchase common stock, which may only be granted to employees, and are subject to certain dollar limitations. Any options granted under the Discretionary Option Grant Program that are not Incentive Options are considered Non-Statutory Options and are governed by the aforementioned terms. The exercise price of an Incentive Option must be no less than 100% of the fair market value of the common stock on the date of grant, unless the recipient of an award owns 10% or more of Electronic Sensor Technology's common stock, in which case the exercise price of an incentive stock option must not be less than 110% of the fair market value. The term of an Incentive Option granted may not be more than five years if the option is granted to a recipient who owns 10% or more of Electronic Sensor Technology's common stock, or 10 years for all other recipients of Incentive Options. Incentive Options are otherwise governed by the general terms of the Discretionary Option Grant Program.

Pursuant to the terms of the Stock Issuance Program, the purchase price per share of common stock issued is fixed by the administrator, but may not be less than 85% of the fair market value of the common stock on the issuance date, unless the recipient of a such common stock owns 10% or more of Electronic Sensor Technology's common stock, in which case the purchase price must not be less than 100% of the fair market value. Common stock may be issued in exchange for cash or past services rendered to Electronic Sensor Technology (or any parent or subsidiary of Electronic Sensor Technology). Common stock issued may be fully and immediately vested upon issuance or may vest in one or more installments, at the discretion of the administrator.

RECENT SALES OF UNREGISTERED SECURITIES

We relied upon Section 4(2) of the Securities Act in claiming exemption from registration of the securities described below due to the knowledge and experience in financial and business matters of the investors involved, there was no public offering of such securities, there was no general solicitation or advertising involved in the offers or sales of the securities and the issuances otherwise met the requirements for exemption from registration pursuant to
Section 4(2). We have provided below the facts relied upon in order to make the
Section 4(2) exemption available for each transaction.

On December 7, 2005, we issued to Midsummer Investment Ltd. and Islandia, L.P., in a private offering, (i) $7,000,000 aggregate principal amount of convertible debentures due December 7, 2009, convertible into 15,404,930 shares of common stock, with a conversion price of $0.4544 per share and (ii) five-year warrants to purchase 12,130,314 shares of common stock at an exercise price of $0.4761 per share. We received $4,500,000 in cash from Midsummer and $2,500,000 in cash from Islandia in exchange for the debentures and warrants. There were a total of 2 investors in this transaction (Midsummer and Islandia), and each investor represented and warranted to us, among other things, the following:

     (i) that the debentures and warrants were being acquired for its own account and not with a view to distribute such debentures and warrants;

     (ii) that such investor is an "accredited investor" as defined in Rule 501(a)(1), (a)(2), (a)(3), (a)(7) or (a)(8) under the Securities act or a "qualified institutional buyer" as defined in Rule 144A(a) under the Securities Act;

     (iii) that such investor has such knowledge, sophistication and experience in business and financial matters so as to be capable of evaluating the merits and risks of such investment; and

     (iv) that such investor was not purchasing the debentures and warrants as a result of any advertisement, article, notice or other communication regarding the securities.

On December 7, 2005, we also issued, in a private offering, a five-year warrant to purchase 485,213 shares of common stock at an exercise price of $0.4761 per share to Montgomery & Co., LLC in partial consideration for financial advisory services performed by Montgomery in connection with the foregoing private offering. Montgomery was the only investor in this transaction, and Montgomery provided us with similar representations and warranties as those given by Midsummer and Islandia, described above.

On December 5, 2005, we issued to CEOcast, Inc., in a private offering, 130,000 shares of common stock in partial consideration of investor relations services provided to Electronic Sensor Technology by CEOcast. CEOcast was the only investor in this transaction, and CEOcast provided us with similar representations and warranties as those given by Midsummer and Islandia, described above.

On December 5, 2005, we issued to HomelandSecurityStocks.com, a division of Protect-A-Life, Inc., in a separate private offering, a five-year warrant to purchase 350,000 shares of common stock at an exercise price of $2.40 per share in partial settlement of litigation between Electronic Sensor Technology and HomelandSecurityStocks. HomelandSecurityStocks was the only investor in this transaction, and HomelandSecurityStocks provided us with similar representations and warranties as those given by Midsummer and Islandia, described above.

On October 7, 2005, we granted to James Frey, Chairman of the Board of Directors, non-qualified options to purchase 250,000 shares of common stock at an exercise price of $0.64 per share under our 2005 Stock Incentive Plan. Mr. Frey's stock options will vest as follows: one quarter of the options will vest on March 8, 2006, one quarter on September 8, 2006, one quarter on March 8, 2007 and one quarter on September 8, 2007, provided Mr. Frey is still participating as a member of our Board of Directors at the end of each such six-month period. Such options were granted to Mr. Frey as compensation for his service as Chairman of the Board of Directors. Mr. Frey was the only investor in this transaction, and this transaction qualified for exemption from registration by virtue of Mr. Frey's position as Chairman of the Board of Electronic Sensor Technology and Mr. Frey's representation to us that he was acquiring such securities for his own account and not with a view toward distribution.

On October 7, 2005, we granted to Matthew Collier, former President and Chief Executive Officer of Electronic Sensor Technology, non-qualified options to purchase 500,000 shares of common stock at an exercise price of $0.64 per share. Mr. Collier's options would have vested, 33% annually (and 34% in the third year), provided Mr. Collier was still employed by Electronic Sensor Technology at the end of each such annual period. On January 25, 2006, Mr. Collier resigned from his position as President and Chief Executive Officer of Electronic Sensor Technology, and is no longer employed by Electronic Sensor Technology. Pursuant to the terms of Mr. Collier's employment agreement, upon Mr. Collier's resignation, the vesting schedule of his options was accelerated by six months. In addition, pursuant to the terms of the Settlement Agreement, Mutual Release and Amendment of Option Agreement entered into between Electronic Sensor Technology and Mr. Collier on January 25, 2006, options to purchase 200,000 shares of common stock at an exercise price of $0.64 per share will vest in the first vesting period, which, as a result of the six-month acceleration of the vesting of the options, was deemed to occur on November 26, 2005. In accordance with the terms of the Option Agreement, Mr. Collier's resignation will result in the forfeiture of the unvested options to purchase 300,000 shares of common stock, and Mr. Collier will have three months from January 25, 2006 in which to exercise the vested options to purchase 200,000 shares of common stock. Mr. Collier also was granted 75,000 shares of restricted common stock on January 25, 2006, subject to a right of first refusal by Electronic Sensor Technology in the event Mr. Collier wishes to sell such shares. Such shares and options were granted to Mr. Collier as compensation for his service as President and Chief Executive Officer. Mr. Collier was the only investor in these transactions, and these transactions qualified for exemption from registration by virtue of Mr. Collier's position as Chairman of the Board of Electronic Sensor Technology and Mr. Collier's representation to us that he was acquiring such securities for his own account and not with a view toward distribution.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and the related notes appearing in this annual report. The following discussion and other parts of this annual report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," and similar terms. Our actual results could differ materially from any future performance suggested in this annual report as a result of various factors. All forward-looking statements are based on information currently available to us and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this annual report are the property of their respective owners.

As a result of the mergers whereby Electronic Sensor Technology, L.P. became a wholly-owned indirect subsidiary of Electronic Sensor Technology and the subsequent termination of Bluestone's prior operations, our business plan has been altered to focus on the product operations previously conducted by Electronic Sensor Technology, L.P. Following the mergers, our revenues were expected to be, and have been, derived principally from the sale of the zNose(R) products.

CRITICAL ACCOUNTING POLICIES

Electronic Sensor Technology records revenue from direct sales of products to end-users when the products are shipped, collection of the purchase price is probable and Electronic Sensor Technology has no significant further obligations to the customer. Costs of remaining insignificant obligations of Electronic Sensor Technology, if any, are accrued as costs of revenue at the time of revenue recognition. Cash payments received in advance of product or service revenue are recorded as deferred revenue.

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

Electronic Sensor Technology reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At December 31, 2005 no assets were impaired.

We account for liquidated damages pursuant to Emerging Issue Task Force ("EITF") 05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument", subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Pursuant to EITF 05-04, View C, liquidated damages payable in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. We also account for our embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The valuation of such derivatives requires significant judgment. We exercise our judgment in determining the maximum liabilities associated with such derivatives as well as the expected volatility related to their fair value. We base our estimate of the maximum liabilities on our interpretation of the agreements related the derivatives.

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory using the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. SFAS No. 109, "Accounting for Income Taxes", requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. We determined that a valuation allowance of approximately $900,000 relating to net operating loss carryovers was necessary to reduce our deferred tax assets to the amount that will more likely than not be realized. As a result, at December 31, 2005, the Company has no net deferred tax assets. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes. In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings.

PLAN OF OPERATIONS

Over the course of the next 12 months, we intend to execute our business plan and focus our business development efforts in the following key areas:

     o By diversifying our product offerings to enhance the usefulness of our solutions for customers who will have already adopted one or more products;

     o By enhancing our product lines and developing new products to attract new customers; and

     o By developing partnering relationships with wide-ranging sales and distribution channel leaders already serving our vertical market space in a way that assists them in developing new revenue streams and opportunities through improved technical and sales support and customer services.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

The following table sets forth certain items included in our Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                         Year Ended
                                                         December 31,                  Variation %      Variation %*
                                                --------------------------------        2005 vs          2005 vs
                                                    2005              2004               2004             2004
                                                --------------    --------------     --------------   --------------
In $
REVENUES                                        $    2,072,350    $    1,268,416           803,934             0.63
COST OF SALES                                        1,302,602         1,039,280           263,322             0.25
                                                --------------    --------------    --------------   --------------
   GROSS PROFIT                                        769,748           229,136           540,612             2.36

OPERATING EXPENSES:
  Research and development                             260,125                 0           260,125               NM**
  Compensation                                         466,421            81,734           384,687             4.71

*  Expressed as a decimal.
** NM = not meaningful.

                                                         Year Ended
                                                         December 31,                  Variation $      Variation %*
                                                --------------------------------        2005 vs          2005 vs
                                                    2005              2004               2004             2004
                                                --------------    --------------     --------------   --------------
  Selling                                              653,092           161,546           491,546             3.04
  General and administrative                         1,522,451           282,305         1,240,146             4.39
                                                --------------    --------------    --------------   --------------
   TOTAL OPERATING EXPENSES                          2,902,089           525,585         2,376,504             4.52

LOSS FROM OPERATIONS                                (2,132,341)         (296,449)        1,835,892            (6.19)

OTHER INCOME AND EXPENSE:
  Other income                                      11,404,106            57,076        11,347,030               NM
  Other expense                                    (13,135,000)                0        13,135,000               NM
  Gain (loss) on sale of property and equipment          9,287            (7,710)           16,997               NM
  Interest expense                                    (324,540)         (164,133)          160,407             0.98
                                                --------------    --------------    --------------   --------------
   TOTAL OTHER INCOME AND EXPENSE                   (2,046,147)         (114,767)        1,931,380            16.83

NET LOSS                                        $   (4,178,488)   $     (411,216)        3,767,272             9.16
                                                ==============    ==============    ==============   ==============

* Expressed as a decimal.

The following table sets forth, as a percentage of revenues, certain items included in our Income Statements (see Financial Statements and Notes) for the periods indicated:

                                        Year Ended
                                        December 31,
                                   ----------------------
                                      2005        2004
                                   ----------  ----------
As a % of revenues
REVENUES                                  100%        100%
COST OF SALES                             63%          92%
GROSS PROFIT                               37%          8%
OPERATING EXPENSES                        140%         33%
LOSS FROM OPERATIONS                      103%         23%
OTHER INCOME AND EXPENSE                   99%          6%
NET LOSS                                 (202%)       (32%)

Revenues primarily consists of the sale of our zNose products. Our increase in revenues during 2005, when compared to 2004, is primarily attributable to an increase of volume of shipments of zNose units from 28 units during 2004 to 56 units during 2005, offset by $250,000 in one-time licensing fees, which we received in 2004.

Cost of Sales primarily consists of manufacturing costs and licensing fees. The increase in cost of sales during 2005 when compared to 2004 is primarily attributable to an increase in our number of units shipped, offset by a decrease in idle labor hours during 2005 when compared to 2004. We believe that our per unit manufacturing costs will continue to decline as we increase the number of units sold per quarter, due to economies of scale.

Research and development expenses primarily consists of salaries and related benefits, material and supplies associated with our efforts in developing and enhancing our products. The increase in our research and development expenses during 2005 is primarily attributable to an increase in salaries and related benefits resulting from the hiring of personnel whose time is devoted to the development and enhancement of our products.

Compensation expenses primarily consists of salaries and related benefits of our general and administrative personnel. The increase in compensation expenses during 2005 when compared to 2004 is primarily attributable to an increase in personnel to support the growth of our operations.

Selling expenses primarily consists of salaries, commissions and related benefits associated with our selling and marketing efforts The increase in selling expenses during 2005 when compared to 2004 is primarily attributable to an increase in employees associated with sales efforts as well expanded sales activities.

General and administrative expenses primarily consists of costs incurred in connection with the reverse merger as well professional fees associated with being a publicly-traded company. Our increase in general and administrative expenses during 2005 when compared to 2004 results from professional fees associated with the reverse merger, which occurred during 2005, as well as an increase of professional fees related to being publicly-traded, which also began in 2005. The costs incurred in connection with the reverse merger totaled approximately $635,000, which consisted of approximately $310,000 in legal fees, $143,000 in investment banking and consultant fees and $182,000 in public relations firm fees.

Other income primarily consists of the decrease in the fair value of derivative liabilities between the date of issuance of such derivatives and our year-end. The increase in other income during 2005 when compared to 2004 is primarily attributable to a decrease in derivative liabilities recognized during 2004. No such derivatives were issued during 2004.

Other expense primarily consists of the recognition of derivative liabilities we issued during 2005. No such derivatives were issued during 2004.

Interest expense primarily consists of debt discount amortization and interest on certain debt. The increase in interest discount during 2005 when compared to 2004 is primarily attributable to the recognition of debt discount associated with the issuance of convertible debentures in December 2005, offset by a decrease on certain loans payable which were satisfied in February 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents amounted to approximately $4.2 million at December 31, 2005.

During 2005, we used approximately $3.0 million in our operating activities which is the result of the following:

     o    A net loss of approximately $3.8 million adjusted for:

          o the recognition of derivative liabilities of $13.4 million resulting from the issuance of such derivatives (convertible debentures and warrants) and a decrease in the fair value of the derivative liabilities of approximately $11.4 million.

     o An increase in accounts receivables, inventories, and accounts payable and accrued expenses of approximately $435,000, $459,000, and $266,000, respectively, resulting from increased revenues, increased production to meet the increased demand of our products and a general increase in of our expenses associated with our growth.

During 2005, we used approximately $1.0 million in investing activities by purchasing a certificate of deposit of approximately $919,000 to satisfy the collateral requirement of our line of credit and by incurring capital expenditures of approximately $127,000.

During 2005, we generated approximately $8.1 million in financing activities by generating proceeds of approximately $7,000,000 and $3.8 million from the issuance of our convertible debentures and our shares of common stock, respectively, offset by the repayment of our line of credit of approximately $2.0 million and by paying financing costs of approximately $582,000.

As a result of the mergers, as of February 1, 2005, we assumed certain liabilities and obligations of Electronic Sensor Technology, L.P. Total liabilities assumed pursuant to the mergers were approximately $2.2 million, including approximately (1) $1.8 million owed under a revolving line of credit with East West Bank, (2) $212,000 of accounts payable and accrued expenses and
(3) $35,000 of other current liabilities. The outstanding loan for $1.8 million with East West Bank accrued interest at the prime rate as reported in the Wall Street Journal plus one-half point (0.5%) and was paid off on December 9, 2005. The original maturity date of the East West Bank line of credit was December 31, 2005, which was extended to February 28, 2006 in order to provide additional time for processing a pending renewal of the line of credit. East West Bank has extended a reduced line of credit of $500,000 (based on projected cash flow requirements for the coming year) with a maturity date of March 31, 2007 and with an annual interest rate of 7.75%. The loan will be collateralized by all assets of Electronic Sensor Technology. As part of such collateral, we will also pledge a certificate of deposit of $250,000 to East West Bank. The loan documents are currently being processed and we expect to execute them as soon as they are approved by our Board of Directors.

During 2004, we used approximately $167,000 in our operating activities which is the result of the following:

Our net loss of approximately $411,000 adjusted for:

     o a decrease in our accounts receivable and accounts payable amounting to approximately $363,000 and $66,000, respectively, resulting from a shorter average collection time on accounts receivable and more timely payments on accounts payable as well as an increase in our inventory of approximately $88,000 to meet the increased demand of our product.

During 2004, we incurred capital expenditures of approximately $35,000.

During 2004, we financed our operations and capital expenditures by issuing shares of our common stock generating proceeds of $200,000 and repaying partners' loan of $120,000.

Although Electronic Sensor Technology possesses a bank operating line of credit, there can be no assurance that these proceeds together with the net proceeds of the debentures issued in December 2005 will be adequate for our capital needs. There can be no assurance that any required or desired financing will be available through any other bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock. There is no guarantee that a market will exist for the sale of our shares.

Our primary capital needs are to fund our growth strategy, which includes creating a sales and marketing staff for the marketing, advertising and selling of the zNose(R) family of chemical detection products, increasing distribution channels both in the U.S. and foreign countries, introducing new products, improving existing product lines and development of a strong corporate infrastructure. We do not believe that we will have to incur significant capital expenditures in the near future in order to meet our growth strategy goals.

As of December 31, 2005, our cash balance and working capital were $5,138,597 and $6,133,134, respectively. Our current monthly cash burn rate is approximately $250,000 and we do not anticipate any extraordinary cash payments that we will have to make in the near future until the first principal payment of approximately $780,000 is due on the convertible debentures that we issued on December 7, 2005, which such payment is to be made on January 1, 2008. Based on our current monthly cash burn rate, we believe that we will not require any financing until the second half of 2007, at the earliest. Accordingly, we believe that we will be able to continue as a going concern for at least the next twelve months.

SEASONALITY AND QUARTERLY RESULTS

We do not foresee any seasonality to our revenues or our results of operations.

INFLATION

Although we currently use a limited number of sources for most of the supplies and services that we use in the manufacturing of our vapor detection and analysis technology, our raw materials and finished products are sourced from cost-competitive industries. While prices for our raw materials may vary significantly based on market trends, we do not foresee any material inflationary trends for our product sources.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS.

                              FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      F-1
Consolidated Balance Sheet as of December 31, 2005                           F-2
Consolidated Statements of Operations for the Year Ended
 December 31, 2005                                                           F-3
Consolidated Statement of Changes in Stockholders' Deficit for the
 Period from January 1, 2004 to December 31, 2005                            F-4
Consolidated Statements of Cash Flows for the Year Ended
 December 31, 2005                                                           F-5
Notes to Financial Statements                                                F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Electronic Sensor Technology, Inc.

     We have audited the accompanying balance sheet of Electronic Sensor Technology, Inc. as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, the consolidated financial position of Electronic Sensor Technology, Inc., as of December 31, 2005 and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/  Sherb & Co., LLP
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
February 20, 2006

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $    4,219,921
  Certificate of deposit-restricted                                   918,678
  Accounts receivable, net of allowance for
   doubtful accounts of $20,577                                       465,776
  Prepaid expenses                                                     69,936
  Inventories                                                         939,622
                                                               --------------
     TOTAL CURRENT ASSETS                                           6,613,933
                                                               --------------

DEFERRED FINANCING COSTS, net of amortization of $17,297              812,957


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $917,010                                             112,548

SECURITY DEPOSITS                                                      12,817
                                                               --------------
                                                               $    7,552,255
                                                               ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                               480,799
  Derivative liabilities                                           12,780,439
                                                               --------------
     TOTAL CURRENT LIABILITIES                                     13,261,238
                                                               --------------
CONVERTIBLE DEBENTURES, net of unamortized discount
 of $6,805,556                                                        194,444
                                                               --------------
     TOTAL LIABILITIES                                             13,455,682
                                                               --------------
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value 50,000,000
   shares authorized, none issued and outstanding                           -
  Common stock, $.001 par value, 200,000,000
   shares authorized, 54,098,745 issued and outstanding                54,099
  Additional paid-in capital                                       (1,779,037)
  Accumulated deficit                                              (4,178,489)
                                                               --------------
     TOTAL STOCKHOLDERS' DEFICIT                                   (5,903,427)
                                                               --------------
                                                               $    7,552,255
                                                               ==============

                 See notes consolidated to financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended
                                                                     December 31,
                                                          ----------------------------------
                                                               2005               2004
                                                          ---------------    ---------------
REVENUES                                                  $     2,072,350    $     1,268,416
COST OF SALES                                                   1,302,602          1,039,280
                                                          ---------------    ---------------
   GROSS PROFIT                                                   769,748            229,136
                                                          ---------------    ---------------
OPERATING EXPENSES:
  Research and development                                        260,125                  -
  Compensation                                                    466,421             81,734
  Selling                                                         653,092            161,546
  General and administrative                                    1,522,451            282,305
                                                          ---------------    ---------------
   TOTAL OPERATING EXPENSES                                     2,902,089            525,585
                                                          ---------------    ---------------
LOSS FROM OPERATIONS                                           (2,132,341)          (296,449)
                                                          ---------------    ---------------

OTHER INCOME AND EXPENSE:
  Other income                                                 11,404,106             57,076
  Other expense                                               (13,135,000)                 -
  Gain (loss) on sale of property and equipment                     9,287             (7,710)
  Interest expense                                               (324,540)          (164,133)
                                                          ---------------    ---------------
   TOTAL OTHER INCOME AND EXPENSE                              (2,046,147)          (114,767)
                                                          ---------------    ---------------
NET LOSS                                                  $    (4,178,488)   $      (411,216)
                                                          ===============    ===============
  Loss per share, basic and diluted                       $         (0.08)   $         (0.01)
                                                          ===============    ===============
  Weighted average number of shares, basic and diluted         53,636,560         53,525,865
                                                          ===============    ===============

                 See notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                               Common Stock                Preferred Stock       Additional
                                     --------------------------------    -------------------      Paid-In
                                         Shares            Amount         Shares     Amount       Capital
                                     --------------    --------------    --------   --------   --------------
BALANCE - January 1, 2004                81,279,000    $       81,279           -   $      -   $    4,500,000
  Sale of Partnership interest
   - Class C                                      -                 -           -          -          200,000
  Note payable related party -
   interest waived                                -                 -           -          -           63,774
  Net loss                                        -                 -           -          -                -
                                     --------------    --------------    --------   --------   --------------
BALANCE - December 31, 2004              81,279,000            81,279           -          -        4,763,774
  Reclassification of Partners'
   deficit to additional paid-in
   capital                                        -                 -           -          -      (10,274,465)
  Cancellation of common stock          (54,279,147)          (54,279)          -          -           54,279
  Notes payable converted to
   common stock                           1,272,000             1,272           -          -        1,270,728
  Sale of common stock                    3,985,000             3,985           -          -           (3,985)
  Deferred compensation
   contributed to capital                         -                 -           -          -          934,957
  Officers loans converted to
   common stock                           1,198,630             1,199           -          -        1,197,431
  Issuance of shares for
   services                                 130,000               130           -          -           74,820
  Accrued interest converted
   to common stock                          313,262               313           -          -          312,949
  Common stock issued for
   acquisition of EST                    20,200,000            20,200           -          -         (109,525)
  Net loss                                        -                 -           -          -                -
                                     --------------    --------------    --------   --------   --------------
BALANCE - December 31, 2005              54,098,745    $       54,099           -   $      -   $   (1,779,037)
                                     ==============    ==============    ========   ========   ==============
                                                            Total
                                       Accumulated      Stockholders'
                                         Deficit           Deficit
                                      --------------    --------------
BALANCE - January 1, 2004             $   (9,863,250)   $   (5,281,971)
  Sale of Partnership interest
   - Class C                                       -           200,000
  Note payable related party -
   interest waived                                 -            63,774
  Net loss                                  (411,216)         (411,216)
                                      --------------    --------------
BALANCE - December 31, 2004              (10,274,466)       (5,429,413)
  Reclassification of Partners'
   deficit to additional paid-in
   capital                                10,274,465                 -
  Cancellation of common stock                     -                 -
  Notes payable converted to
   common stock                                    -         1,272,000
  Sale of common stock                             -                 -
  Deferred compensation
   contributed to capital                          -           934,957
  Officers loans converted to
   common stock                                    -         1,198,630
  Issuance of shares for
   services                                        -            74,950
  Accrued interest converted
   to common stock                                 -           313,262
  Common stock issued for
   acquisition of EST                              -                 -
  Net loss                                (4,178,488)       (4,178,488)
                                      --------------    --------------
BALANCE - December 31, 2005           $   (4,178,489)   $   (5,903,427)
                                      ==============    ==============

                       See notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended
                                                                                             December 31,
                                                                                   --------------------------------
                                                                                       2005               2004
                                                                                   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                       $   (4,178,488)   $     (411,216)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                                          21,300            11,223
    Issuance of shares for services                                                        74,950                 -
    Recognition of derivative liabilities                                              13,135,000                 -
    Amortization of debt discount                                                         194,444                 -
    Amortization of deferred financing costs                                               17,297                 -
    Notes payable related party - interest waived                                               -            63,774
    Decrease in fair value of derivative liability                                    (11,404,023)                -
  Changes in assets and liabilities:
    Accounts receivable                                                                  (435,089)          363,042
    Inventories                                                                          (458,974)          (87,544)
    Prepaid expenses                                                                      (55,679)            2,312
    Security deposits                                                                         140                 -
    Accounts payable and accrued expenses                                                 266,494           (66,120)
    Due to related party                                                                  (60,000)          (40,910)
    Interest payable                                                                      (26,961)            4,364
    Other current liabilities                                                             (35,665)           (6,773)
                                                                                   --------------    --------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    (2,945,254)         (167,848)
                                                                                   --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                             43,933            12,198
  Purchase of certificate deposit                                                        (918,678)
  Purchase of property and equipment                                                     (126,582)          (35,113)
                                                                                   --------------    --------------
  NET CASH (USED IN) INVESTING ACTIVITIES                                              (1,001,327)          (22,915)
                                                                                   --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in line of credit                                                (1,969,137)           17,000
  Repayment of partners' loans payable                                                   (110,000)         (120,000)
  Proceeds from issuance of common stock                                                3,811,708           200,000
  Proceeds from convertible debenture                                                   7,000,000                 -
  Payment of deferred financing costs                                                    (592,500)                -
                                                                                   --------------    --------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                             8,140,071            97,000
                                                                                   --------------    --------------
NET INCREASE (DECREASE) IN CASH                                                         4,193,491           (93,763)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             26,430           119,968

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $    4,219,921    $       26,205
                                                                                   ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                                       $      102,928    $       87,284
                                                                                   ==============    ==============
    Taxes                                                                          $            -    $            -
                                                                                   ==============    ==============
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Notes payable, loans payable and accrued expenses converted into
   Common stock and additional paid-in capital                                     $    3,718,849    $            -
                                                                                   ==============    ==============
  Fair value of derivative liability recorded as debt discount on
   convertible debentures                                                          $    7,000,000    $            -
                                                                                   ==============    ==============

  Fair value of derivative liability recorded as deferred financing costs          $      237,754                 -
                                                                                   ==============    ==============

                 See notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Electronic Sensor Technology, Inc. (the "Company") (formerly Bluestone Ventures, Inc.) develops and manufactures electronic devices used for vapor analysis. It markets its products through distribution channels in over 20 countries.

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

For accounting purposes, the transaction was treated as a recapitalization of EST and accounted for as a reverse acquisition. Accordingly, the accompanying financial statements include the accounts of EST for the period from January 1, 2004 to December 31, 2005 and the accounts of Bluestone from February 1, 2005 to December 31, 2005.

Cash and Cash Equivalents

The Company considers highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2005.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, certificate of deposit, accounts receivables, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The fair value of the convertible debentures amounts to $7,000,000, based on the Company's incremental borrowing rate. The carrying value of the derivative liability associated with the convertible debentures approximates its fair value based on assumptions using the Black Scholes model.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with financial institutions, which at times exceeds the insured limit of approximately $100,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company's accounts receivables are due from distributors in all other countries in which it markets its products. The Company does not require collateral to secure its accounts receivables. Three of the Company's customers accounted for approximately 36%, 16% and 16%, respectively, of its net accounts receivable at December 31, 2005. No other customers accounted for more than 10% of its net accounts receivables.

Product Concentration Risk

Substantially all of the Company's revenues derive from the sale of electronic devices used for vapor analysis.

Customer Concentration Risk

One of the Company's customers accounted for 29% of its revenues during 2005 and two of the Company's customers accounted for 20% and 10%, respectively of its revenues during 2004. No other customers accounted for more than 10% of its revenues.

Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory using the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes down inventory during the period in which such products are no longer marketable in any of their markets due to governmental regulations as well as inventory which matures within the next three months.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following as of December 31, 2005:

Machinery and equipment                    $ 777,017
Leasehold improvements                        39,500
Office furniture and equipment               213,041
                                           ---------
                                           1,029,558
Accumulated depreciation                    (917,010)
                                           ---------
                                           $ 112,548
                                           =========
Depreciation expense amounted to approximately $21,000 and $11,000 during 2005 and 2004, respectively.

Deferred Financing Costs

Deferred financing costs consists of direct costs incurred by the Company in connection with the issuance of its convertible debentures. The direct costs include cash payments and fair value of warrants issued to the placement agent which secured the financing. Deferred financing costs are amortized over the term of the related convertible debentures using the effective interest rate method.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the realization of receivables and the valuation of the derivative liability. Actual results may differ from these estimates.

Basic and Diluted Earnings per Share

Basic and diluted earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. The outstanding options and rights amounted to 1,794,500 and 0 at December 31, 2005 and 2004, respectively. The outstanding warrants amounted to 16,603,966 and 0 at December 31, 2005 and 2004, respectively. The outstanding options and warrants at December 31, 2005 and 2004 are excluded from the loss per share computation for the respective periods due to their antidilutive effect.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2005 consist primarily of vendor payables.

Derivative Liabilities

The Company accounts for its liquidated damages pursuant to Emerging Issue Task Force ("EITF") 05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument", subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Pursuant to EITF 05-04, View C, liquidated damages payable in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively.

Research and Development

Research and development costs are charged to operations as incurred and consists primarily of salaries and related benefits, raw materials and supplies.

Segment reporting

The Company operates in one segment, manufacturing of electronic devices used for vapor analysis. The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

Recent Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning in the first quarter of 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

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

Long-lived Assets

The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At December 31, 2005 no assets were impaired.

(2) Inventory

Inventory at December 31, 2005 consist of the following:

Finished goods                    $   260,517
Work-in-process                       464,610
Raw materials                         214,495
                                  -----------
                                  $   939,622
                                  ===========

(3) Convertible debentures

During December 2005, we issued in a private offering, (i) $7,000,000 aggregate principal amount of convertible debentures due December 7, 2009, convertible into 15,404,930 shares of common stock, with a conversion price of $0.4544 per share and (ii) five-year warrants to purchase 12,130,314 shares of common stock at an exercise price of $0.4761 per share. We received $7,000,000 in cash as consideration. The convertible debentures bear interest at 8% and are required to be redeemed in 9 equal quarterly payments commencing January 1, 2008. The convertible debentures and related agreements provide, among other things, for
(a) liquidated damages amounting to 2% per month of the outstanding principal amount, in cash to the debenture holders in the event that a registration statement covering the shares underlying the convertible debentures is not declared effective within 150 days of the date the debentures were issued, (b) default interest rate of 18% and a default premium of not less than 30%, and (c) a reset feature of the conversion price in the event of a subsequent equity or convertible financing with an effective price lower than the debenture conversion price. Additionally, the warrants require that the Company reimburse any holder of a warrant in respect of any trading loss resulting from the failure of the Company to timely deliver shares issued pursuant to the exercise of warrants. This compensation may be paid in shares of common stock or cash. The exercise price of the warrants, which is $0.4761 per share at the date of the agreement, may be reduced to $0.001 per share, at a monthly rate $0.03 per share if the registration statement we are required to file at the request of the warrant holders with respect to the common stock underlying the warrants is not declared effective within six months of the date of issuance of the warrants.

In connection with the issuance of the convertible debentures, we issued 485,213 warrants to a company in partial consideration for financial advisory services, as well as paid $490,000 to this company. The warrants have the same terms as those granted to the debenture holders. The fair value of the warrants at the date of issuance amounted to approximately $238,000. We also incurred approximately $102,500 in additional professional fees relating to the issuance of the convertible debentures and warrants. The payments of professional fees and the fair value of the warrants, aggregating approximately $830,000 has been recorded as deferred financing costs. The deferred financing costs are amortized over the term of the convertible debentures. The amortization of deferred financing costs amounted to $17,000 during 2005.

The aggregate fair value of the warrants and embedded conversion features associated with the convertible debentures amounted to approximately $12.8 million at the date of issuance which exceeded the principal amount of the convertible debentures by $5.8 million. We recognized a debt discount of $7,000,000 at the date of issuance of the convertible debentures and the excess amount has been recorded as liability and a corresponding increase to other expense. The debt discount is recognized over the term of the convertible debentures.

The interest expense, including the amortization of debt discount but excluding charges related to the recognition of derivative liability amounted to approximately $238,000 during 2005.

(4) Derivative Liabilities

During February 2005, we recognized derivative liabilities of approximately $6.6 million pursuant to the issuance of 3,985,000 freestanding warrants and granting certain registration rights which provided for liquidated damages in the event of failure to timely register the shares in connection with the issuance of shares of common stock and the related warrants.

The registration rights of these investors are such that if the Company fails to register the investors shares, including the shares underlying the warrants, the Company will pay a cash penalty amounting to 1% of the amount invested per month, $39,850, if the registration statement is not filed within 60 days of demand or is not declared effective within 150 days from the date of initial filing. The maximum liability associated with the liquidated damages amount to 49% of the gross proceeds associated with the issuance of shares of common stock, which amounts to $1,952,650. The percentage of liquidated damages amounts to the difference between 60 months, which is the inherent time limitation under which the underlying shares would be free-trading (three year term and two year holding period) and 11 months, which is the grace period for registering the shares (no demand permitted for four months, two-month period to file and five-month period to become effective), times the penalty percentage, which is 1%.

Additionally, because there is no explicit number of shares that are to be delivered upon satisfaction of the liquidated damages, the Company is unable to assert that it had sufficient authorized and unissued shares to settle the liquidated damages. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and options as well as those issued in the future, would be classified as liabilities as well, effective with the granting of the registration rights. The fair value of the derivative liabilities at the date of issuance of the warrants and the granting of registration rights and at December 31, 2005 is as follows:

                           At issuance     At December 31, 2005
                          -------------    --------------------
Freestanding warrants        $6,017,350                $      -
Liquidated damages             $577,659                $631,740
Other outstanding Options
 and warrants                $4,031,964                 $35,980

The Company used the following assumptions to measure the identified derivatives as follows:

At the date of issuance of the shares of common stock, related warrants, and registration rights

Freestanding warrants

                           At issuance     At December 31, 2005
                          -------------    --------------------
Market price:                  $   2.40                $   0.34
Exercise price:                $   1.00                $   1.00
Term:                           3 years              2.08 years
Volatility:                          39%                     39%
Risk-free interest rate:           2.78%                   4.39%
Number of warrants:           3,985,000              3,985,000

Liquidated damages

                           At issuance     At December 31, 2005
                          -------------    --------------------
Market price:                   $  2.40                 $  0.34
Exercise price:                 $  2.40                 $  0.34
Term:                        4.08 years              3.17 years
Volatility:                          39%                     39%
Risk-free interest rate:           2.78%                   4.39%
Maximum liability:           $1,952,650              $1,952,650

Other options and warrants

                           At issuance     At December 31, 2005
                          -------------    --------------------
Market price:                   $  2.40                 $  0.34
Exercise price:             $ 1.00-1.57             $ 0.64-2.40
Term:                         3-4 years               3-4 years
Volatility:                          39%                     39%
Risk-free interest rate:           2.78%                   4.39%
Outstanding other
 options and warrants:        2,636,371               3,736,371

During December 2005, in connection with the issuance of the convertible debentures, the Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion and, among other things, a liquidated damage clause contained in the registration rights agreement requires the Company to pay 2% per month of the outstanding principal amount of the debentures, in cash to the debenture holders in the event that a registration statement covering the shares underlying the convertible debentures and warrants is not declared effective within 150 days of the date the debentures were issued. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Furthermore, the related warrants require that the Company reimburse any holder of a warrant in respect of any trading loss resulting from the failure of the Company to timely deliver shares issued pursuant to the exercise of warrants.

This compensation may be paid in shares of common stock or cash.

The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, when appropriate, and should be accounted for as separate derivatives with a corresponding value recorded as liability.

The embedded conversion features are as follows:

Default Interest Rate: 10%, which is the difference between the default rate and the contractual rate.

Reset Feature Following Subsequent Financing: 10%, which is the effective discount to market value we would offer in the event we provide for a subsequent private placement financing

Liquidated Damage Clause: 38%, which is the difference, in months between the time the underlying shares are free-trading and the grace period to obtain a registration statement, multiplied by the liquidated damage rate of 2% per month.

Mandatory Premium Upon Default: 30%

The fair value of the derivative liabilities at the date of issuance of the convertible debentures and at December 31, 2005 are as follows:

                                  At issuance     At December 31, 2005
                                 -------------    --------------------
Freestanding warrants               $6,181,608              $4,289,279
Embedded Conversion Features        $7,375,880              $7,823,529

The Company used the following assumptions to measure the identified derivatives as follows:

Embedded conversion features

                                  At issuance     At December 31, 2005
                                 -------------    --------------------
Market price:                           $0.488                   $0.34
Conversion price:                      $0.4544                  $0.306
Term:                                  5 years              4.92 years
Volatility:                                 39%                     39%
Risk-free interest rate:                  4.39%                   4.39%
Maximum liability:
  Principal debentures:             $7,000,000              $7,000,000
  Default interest rate:            $3,500,000              $3,500,000
  Reset feature:                      $700,000                $700,000
  Liquidated damages:               $2,660,000              $2,660,000
  Default premium:                  $2,100,000              $2,100,000

Freestanding warrants

The derivative liability amounts to the fair value of the warrants issuable upon exercise, assuming that the underlying shares will not be timely registered. We computed the fair value of this embedded derivative using the Black Scholes valuation model with the following assumptions:

                                  At issuance     At December 31, 2005
                                 -------------    --------------------
Market price:                           $0.488                   $0.34
Exercise price:                         $0.001                  $0.001
Term:                                  5 years              4.92 years
Volatility:                                 39%                     39%
Risk-free interest rate:                  4.39%                   4.39%

The aggregate fair value of the warrants and embedded conversion features amounted to approximately $13.6 million at the date of issuance which exceeded the principal amount of the convertible debentures by $6.6 million. Additionally, approximately $238,000 of the fair value of the warrants was recorded as deferred financing costs. The excess amount of approximately $6.3 million has been recorded as liability and a corresponding increase to other expense.

The aggregate fair value of all derivative liabilities upon issuance of the various debt and equity instruments, less amounts allocated to the net proceeds of the issuance of common stock and convertible debentures, amounted to approximately $13.3 million at December 31, 2005. The decrease in fair value between the date of issuance of the various debt and equity instruments and December 31, 2005 amounted to approximately $11.4 million and has been recorded as other income.

(5) Line of Credit

In September 2004, the Company's subsidiary renewed its revolving line of credit agreement for borrowings up to $1,800,000. The line of credit was assumed and renewed by the Company. The line of credit matured in February 2006. Borrowings under this agreement bear interest at prime, are guaranteed by certain related parties and are collateralized with the assets of the Company and by the certificate of deposit. No amounts were due under this line of credit at December 31, 2005.

(6) Notes Payable - related parties

On September 12, 1999, the Company's subsidiary issued convertible promissory notes to its general and limited partners' in consideration of $1,000,000. The convertible promissory notes were due September 12, 2005 and were convertible at the election of the holder into Class A Units or Class A Equivalents at a conversion price of $2, on or after the maturity date. The notes bore interest at a rate of 5% per annum. At December 31, 2004 interest due under these notes was $265,000.

During 2004, the Company's subsidiary entered into notes payable to the general partner amounting to $272,000. The notes bore interest at 5% per annum.

In January 2005 the notes payable to related parties of $1,272,000 plus accrued interest of $313,262 were converted into 1,585,262 shares of common stock of the Company.

(7) Partners' loans payable

The Company entered into short-term loans with three partners' of its subsidiary prior to the merger. The notes were non-interest bearing and due on demand. The loans were due upon successful closure of a private placement of new ownership interests. In January 2005 the loans payable to three partners of Electronic Sensor Technology L.P., totaling $1,198,630 were converted into 1,198,630 shares of common stock of the Company.

In September 2004, three partners' of its subsidiary lent additional funds to the Partnership. The agreements were for borrowings up to $100,000, from each partner, payable on March 31, 2005. Borrowings under these agreements bore interest at prime and were guaranteed by the officers. At December 31, 2004 the total amount outstanding for these loans was $110,000. The loans were paid off in March 2005.

(8) Due to related party

The Company's subsidiary received funds from Amerasia Technology, Inc., a related party, for various purposes during the normal course of business. The amount due to Amerasia as of December 31, 2004 was $60,000 and was fully repaid during 2005. The due to related party was non-interest bearing and payable on demand.

(9) Accrued compensation due to officers

Three officers employed by the Company's subsidiary agreed to defer a portion of their salaries until such time as it is financially able to meet these financial obligations. During January 2005 the officers forfeited their accrued compensation amounting to $934,957 which was recorded as additional paid-in capital.

(10) Stockholders' Deficit

COMMON STOCK

Shares issued pursuant to private placement

The Company entered into various Subscription Agreements with certain investors on January 31, 2005. Under these Subscription Agreements, the Company issued 3,985,000 shares of its common stock ("shares") and warrants to purchase 3,985,000 shares at $1.00 per share to certain investors for gross proceeds of $3,985,000. The Company received the gross proceeds of the sale of these shares on February 1, 2005. The Company received proceeds, net of financing costs, of approximately $3,822,000.

Shares issued pursuant to the Mergers

By virtue of the Mergers, all shares of common stock of Amerasia were converted into the right to receive shares of common stock of Bluestone at an exchange ratio of 4.6223537 shares of Bluestone common stock for each share of Amerasia common stock and all shares of common stock L&G were converted into the right to receive shares of common stock of Bluestone at an exchange ratio of 90 shares of Bluestone common stock for each share of L&G common stock. In addition, all 200,000 Class C limited partnership units of Electronic Sensor Technology L.P. were automatically converted into 200,000 shares of Bluestone common stock. The combined effect of the adjustment of the shares pursuant to the Mergers was to cancel 54,279,147 share of common stock held by certain of the pre-merger stockholders of the Company and the issuance of 20,200,000 shares of common stock to the pre-merger partners of EST.

Conversion of shares for pre-merger liabilities

In connection with the Mergers, the Company issued, in aggregate, 2,783,892 shares of common stock in satisfaction of liabilities incurred pursuant to notes payable, loan payable, and related accrued interest to related parties.

Shares issued pursuant to services

The purchase price for the Mergers was 20,000,000 shares of Bluestone common stock. The closing of the mergers occurred on February 1, 2005 (the "Closing Date").

During December 2005, the Company issued 130,000 shares of common stock to a consultant for services rendered. The fair value of such shares amounted to approximately $75,000 based on the quoted price of the Company's shares at the date of issuance.

OPTIONS

In 2005, the Board of Directors adopted the Electronic Sensor Technology, Inc. 2005 Stock Incentive Plan. The purpose of the Stock Incentive Plan is to attract and retain the services of experienced and knowledgeable individuals to serve as our employees, consultants and directors. On the date the Stock Incentive Plan was adopted, the total number of shares of common stock subject to it was 5,000,000. The Stock Incentive Plan is currently administered by the Board of Directors, and may be administered by any Committee authorized by the Board of Directors, so long as any such Committee is made up of Non-Employee Directors, as that term is defined in Rule 16(b)-3(b) of the Securities Exchange Act of 1934.

The Stock Incentive Plan is divided into two separate equity programs: the Discretionary Option Grant Program and the Stock Issuance Program. Under the Discretionary Option Grant Program, eligible persons may, at the discretion of the administrator, be granted options to purchase shares of common stock and stock appreciation rights. Under the Stock Issuance Program, eligible persons may, at the discretion of the administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered for Electronic Sensor Technology (or a parent or subsidiary of Electronic Sensor Technology).

Pursuant to the terms of the Discretionary Option Grant Program, the exercise price per share is fixed by the administrator, but may not be less than 85% of the fair market value of the common stock on the date of grant, unless the recipient of a grant owns 10% or more of Electronic Sensor Technology's common stock, in which case the exercise price of the option must not be less than 110% of the fair market value. An option grant may be subject to vesting conditions. Options may be exercised in cash, with shares of the common stock of Electronic Sensor Technology already owned by the person or through a special sale and remittance procedure, provided that all applicable laws relating to the regulation and sale of securities have been complied with. This special sale and remittance procedure involves the optionee concurrently providing irrevocable written instructions to: (i) a designated brokerage firm to effect the immediate sale of the purchased shares and remit to Electronic Sensor Technology, out of the sale proceeds available on the settlement date, sufficient funds to cover the aggregate exercise price payable for the purchased shares plus all applicable federal, state and local income and employment taxes required to be withheld by Electronic Sensor Technology by reason of such exercise and (ii) Electronic Sensor Technology to deliver the certificates for the purchased shares directly to such brokerage firm in order to complete the sale. The term of an option granted pursuant to the Discretionary Option Grant Program may not be more than 10 years.

The Discretionary Option Grant Program also allows for the granting of Incentive Options to purchase common stock, which may only be granted to employees, and are subject to certain dollar limitations. Any options granted under the Discretionary Option Grant Program that are not Incentive Options are considered Non-Statutory Options and are governed by the aforementioned terms. The exercise price of an Incentive Option must be no less than 100% of the fair market value of the common stock on the date of grant, unless the recipient of an award owns 10% or more of Electronic Sensor Technology's common stock, in which case the exercise price of an incentive stock option must not be less than 110% of the fair market value. The term of an Incentive Option granted may not be more than five years if the option is granted to a recipient who owns 10% or more of Electronic Sensor Technology's common stock, or 10 years for all other recipients of Incentive Options. Incentive Options are otherwise governed by the general terms of the Discretionary Option Grant Program.

Pursuant to the terms of the Stock Issuance Program, the purchase price per share of common stock issued is fixed by the administrator, but may not be less than 85% of the fair market value of the common stock on the issuance date, unless the recipient of a such common stock owns 10% or more of Electronic Sensor Technology's common stock, in which case the purchase price must not be less than 100% of the fair market value. Common stock may be issued in exchange for cash or past services rendered to Electronic Sensor Technology (or any parent or subsidiary of Electronic Sensor Technology). Common stock issued may be fully and immediately vested upon issuance or may vest in one or more installments, at the discretion of the administrator.

The following pro forma information regarding stock-based compensation has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123. For purposes of the proforma calculations, the fair value of each option granted in 2005 and 2004 was estimated at the date of grant using the Black-Scholes model with the following assumptions used: risk-free interest rate: 4.39%, respectively; dividend yield: none; volatility: 39% (at the date of grant); expected lives: 3 years.

No stock-based employee compensation cost is reflected in net income, as all options granted under the Company's plans had an exercise price equal to or above market value of the underlying common stock on the date of grant. However, the Company has recognize an other expense in connection with the recognition of derivative liability associated with the outstanding options at the date of issuance of certain derivatives and freestanding warrants. Furthermore, the Company has recognized income from the decrease in fair value of the derivative liabilities associated with the options. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for grants under those plans consistent with the method of SFAS No. 123, the Company's cash flows would have remained unchanged; however net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                                              2005              2004
                                                                        ---------------    ---------------
Net loss as reported:                                                   $    (4,178,488)   $      (411,216)
Deduct:  Total stock-base employee compensation expense determined under fair value based method for all awards, net of related tax
 effects                                                                        (12,500)                (-)
                                                                        ---------------    ---------------
Net loss pro forma                                                      $    (4,165,988)   $      (411,216)
                                                                        ===============    ===============

A summary of the activity during 2005 and 2004 of the Company's stock option plan and options and rights granted prior to the adoption of, or otherwise outside of, the 2005 Stock Incentive Plan is presented below:

                                       Options     Weighted Average
                                      and Rights    Exercise Price
                                      ---------    ----------------
Outstanding at January 1, 2004                -              $    -
Granted                                       -                   -
Exercised                                     -                   -
Expired or cancelled                          -                   -
                                      ---------    ----------------
Outstanding at December 31, 2004              -                   -
Granted                               1,794,500                0.89
Exercised                                     -                   -
Expired or cancelled                          -                   -
                                      ---------    ----------------
Outstanding at December 31, 2005      1,794,500              $ 0.89
                                      =========    ================
Exercisable at December 31, 2004              -              $    -
                                      =========    ================
Exercisable at December 31, 2005              -              $    -
                                      =========    ================

The weighted average remaining contractual life and weighted average exercise price of options outstanding at December 31, 2005, for selected exercise price ranges, is as follows:

Options outstanding:

                                                 Weighted average remaining    Weighted average
Range of exercise prices    Number of options         contractual life          exercise price
------------------------    -----------------    --------------------------    ----------------
$0.64                                 750,000                           9.5               $0.64
1.00-1.05                             969,500                          9.91                1.03
1.57                                   75,000                          9.91                1.57

WARRANTS

During February 2005, the Company issued 3,985,000 warrants in connection with the Subscription Agreements. These warrants have an exercise price of $1.00 per share. These warrants expire in 2008. The fair value of the warrants has been accounted as a derivative liability at the date of issuance and at December 31, 2005.

During February 2005, the Company issued 1,591,871 warrants in connection with its merger. These warrants have an exercise price of $1.00 per share. These warrants expire in 2010. The fair value of the warrants has been accounted as a derivative liability at the date of issuance and at December 31, 2005.

During December 2005, the Company issued 12,615,527 warrants in connection with the issuance of its convertible debentures. These warrants have an exercise price of $0.4761 per share. The exercise price per share may be reduced to $0.001 per share in the event the Company fails to timely register the underlying shares. Furthermore, the warrants could be converted in cash if certain events occur, such as a provision which require compensation for buy-in on failure to timely deliver shares issued pursuant to the exercise of warrants, whereas we reimburse the warrantholders for shares they purchase on the market at the market price for shares issued pursuant to the exercise of warrants we fail to issue in a timely manner. This compensation may be paid in shares of common stock or cash. These warrants expire in 2010. The fair value of the warrants has been accounted as a derivative liability at the date of issuance and at December 31, 2005.

During December 2005, the Company issued 350,000 warrants to an investor relations firm in partial satisfaction of amounts due to the firm. The warrants have an exercise price of $2.40 and expire in 2010. No value was attributed to the issuance of such warrants based on the Black Scholes model using the following assumptions: volatility: 39%; dividend rate: 0%, term: 5 years, risk-free interest rate: 4.39%.

A summary of the activity during 2005 and 2004 of the Company's warrants is presented below:

                                                    Weighted Average
                                      Warrants       Exercise Price
                                     ----------     ----------------
Outstanding at January 1, 2004                -              $     -
Granted                                       -                    -
Exercised                                     -                    -
Expired or cancelled                          -                    -
Outstanding at December 31, 2004              -                    -
Granted                              18,542,398                 0.67
Exercised                                     -                    -
Expired or cancelled                          -                    -
                                     ----------     ------------------
Outstanding at December 31, 2005     18,542,398              $  0.67
                                     ==========     ==================

Exercisable at December 31, 2004              -              $     -
                                     ==========     ==================
Exercisable at December 31, 2005     18,542,398              $  0.67
                                     ==========     ==================

The weighted average remaining contractual life and weighted average exercise price of warrants outstanding at December 31, 2005, for selected exercise price ranges, is as follows:

                                                  Weighted average remaining    Weighted average
Range of exercise prices    Number of warrants         contractual life          exercise price
------------------------    ------------------    --------------------------    ----------------
$0.48                               12,615,527                    4.91 years              $ 0.48
1.00                                 5,576,871                    4.09 years                1.00
2.40                                   350,000                    4.91 years                2.40

(11) Commitments and Contingencies

Leases

The Company rents office space in Newbury Park, California. The lease expires in September 2006 with an optional extension through September 2007.

Rental expense associated with this lease amounted to $155,581 and $155,581 during 2005 and 2004, respectively.

(12) Retirement savings plan

The Company sponsors a 401(k) retirement savings plan (the plan) which covers most of its full-time employees. Eligible employees may elect to contribute a percentage of their compensation to the Plan. Matching contributions by the Company equal 50% of the eligible participant's tax-deferred contribution percentage for each payroll period of up to a maximum election of 3% and 6% per payroll period, during 2005 and 2004, respectively. During 2005 and 2004, the Company contributed approximately $27,000 and $10,000, respectively, to the Plan.

(13) Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of December 31, 2005, are as follows:

         Deferred tax assets:
         Net operating loss carryforward        $  900,000
         Less valuation allowance                 (900,000)
                                                -----------
         Total net deferred tax assets:         $        -
                                                ==========

The Company's net operating losses amounts to approximately $2.1 million at December 31, 2005 and expire in 2025.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $ 900,000 at December 31, 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during 2005 and 2004 was a decrease of approximately $900,000 and $0, respectively.

The federal statutory tax rate reconciled to the effective tax rate during 2005 and 2004, respectively, is as follows:

                                              2005          2004
                                           ----------    ----------
Tax at U.S. Statutory Rate:                      35.0%         35.0%
State tax rate, net of federal benefits           5.7           5.7
Change in valuation allowance                   (40.7)        (40.7)
                                           ----------    ----------
Effective tax rate                                0.0%          0.0%
                                           ==========    ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2005 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Vice President of Finance and Administration concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

ITEM 8B.  OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

TEONG LIM

Teong Lim, age 66, currently serves as interim President and Chief Executive Officer, Vice President of Corporate Development and a director of Electronic Sensor Technology. Dr. Lim has served as a director of Electronic Sensor Technology since January 31, 2005 and has served as Vice President of Corporate Development since February 1, 2005. Dr. Lim was the director of corporate development of Electronic Sensor Technology, L.P. from March 1995 through August 2000 and was the Manager of Corporate Development of Electronic Sensor Technology, L.P. from August 2000 through February 2005. Dr. Lim has been the President of Amerasia Technology, Inc., a subsidiary of Electronic Sensor Technology, since 1984. Since 1997, Dr. Lim has been a director of Crystal Clear Technology, Sdn. Bhd., a privately-owned Malaysian company that manufactures and markets a high-contrast liquid crystal display (LCD) product line. Dr. Lim received a Ph.D. in Electrical Engineering from McGill University in 1968 and an M.B.A. from Pepperdine University in 1982. Dr. Lim does not serve as a director of any other publicly reporting company.

FRANCIS CHANG

Francis Chang, age 71, currently serves as Secretary and Vice President of Finance and Administration and a director of Electronic Sensor Technology. Mr. Chang has served as a director of Electronic Sensor Technology since January 31, 2005 and has served as Secretary and Vice President of Finance and Administration since February 1, 2005. Mr. Chang was the Chief Financial Officer of Electronic Sensor Technology, L.P. from March 1995 through February 2005. Mr. Chang received a B.A. in Economics from National Taiwan University in Taiwan in 1956 and an M.B.A. from Pepperdine University in 1978. Mr. Chang does not serve as a director of any other publicly reporting company.

JAMES FREY

James Frey, age 67, currently serves as Chairman of the Board of Directors of Electronic Sensor Technology. Mr. Frey has served as Chairman since February 21, 2005. Mr. Frey serves on Electronic Sensor Technology's audit committee and compensation committee. From June 1999 to March 2003, Mr. Frey served as Chief Executive Officer of TASC Inc., a subsidiary of Litton/Northrup Grumman. He also served as the Vice President of Information Technology at Litton from March 2001 to March 2002. Mr. Frey is currently a director of SSG Precision Optronics, a privately-held optical component manufacturing company.

Mr. Frey received a B.S. in Electrical Engineering from Duke University in 1960. Mr. Frey does not serve as a director of any other publicly reporting company.

MIKE KRISHNAN

Mike Krishnan, age 65, currently serves as a director of Electronic Sensor Technology. Mr. Krishnan has served as a director of Electronic Sensor Technology since February 21, 2005. Mr. Krishnan serves on our audit committee and compensation committee. Mr. Krishnan has been President of L&G Resources
(1994) Inc. since August 2003. He has served as Managing Director of Land & General Berhad since September 2001. Land & General Berhad is an investment holding company with subsidiaries engaging in property development, property management and education services in Malaysia and Australia. Mr. Krishnan also served as the executive director of Antah Holdings Berhad from April 1990 to October 2000. Mr. Krishnan received an A.M.P from Harvard Business School in 1987. Mr. Krishnan does not serve as a director of any other publicly reporting company in the United States. Mr. Krishnan is a director of Land & General Berhad, which is listed on the Kuala Lumpur Stock Exchange.

EDWARD STAPLES

Edward Staples, age 62, currently serves as Chief Scientific Officer and a director of Electronic Sensor Technology. Dr. Staples has served as a director of Electronic Sensor Technology since January 31, 2005 and has served as Chief Scientific Officer of Electronic Sensor Technology since May 26, 2005. From February 1, 2005 through May 26, 2005, Dr. Staples served as President and Chief Executive Officer of Electronic Sensor Technology. Dr. Staples was a co-founder of Electronic Sensor Technology, L.P. and was its managing director from February 1995 through February 2005. Dr. Staples received a B.S. in Electrical Engineering from Loyola University in 1966, an M.S. in Electrical Engineering in 1969 and a Ph.D. in Solid State Electronics in 1971 from Southern Methodist University. Dr. Staples does not serve as a director of any other publicly reporting company.

JAMES WILBURN

James Wilburn, age 73, currently serves as a director of Electronic Sensor Technology. Dr. Wilburn has served as a director of Electronic Sensor Technology since September 8, 2005. Dr. Wilburn serves on our audit committee and compensation committee. Dr. Wilburn has served as dean of Pepperdine University's School of Public Policy since September 1996. Dr. Wilburn has also served Pepperdine as Vice President of University Affairs, and as provost and Chief Operating Officer. He is also a member of the European Parliament Industrial Council. Dr. Wilburn has served as a director of several companies in the United States and Europe, including Signet Scientific, George Fisher (Switzerland), The Olsen Company, Flowline, Brentwood Square Savings Bank and First Fidelity Thrift and Loan. Dr. Wilburn received his Ph.D. in economic history from the University of California at Los Angeles, a masters degree from Midwestern State University and an MBA from Pepperdine's Presidential/Key Executive program. He received his bachelors degree from Abilene Christian University. Dr. Wilburn currently serves as a director of Virco Manufacturing, which is a publicly reporting company.

GARY WATSON

Gary Watson, age 56, currently serves as Vice President of Engineering of Electronic Sensor Technology. Mr. Watson has served as Vice President of Engineering since September 8, 2005. Mr. Watson is the co-inventor of the zNose(R). Mr. Watson has over twenty years experience in gas chromatography. Mr. Watson joined Amerasia Technology in 1988 and directed Amerasia Technology's research in adapting gas chromatographic techniques with surface acoustic wave
(SAW) detectors. He received his B.S. degree from the University of Southern California in 1972.

FAMILY RELATIONSHIPS AND INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Each of our directors holds office until the next annual meeting of our shareholders, or until his prior death, resignation or removal. There are no family relationships among our directors or executive officers. Within the past five years, there has not been any bankruptcy petition filed by or against any business of which any of our officers, directors or control persons were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time. None of our officers, directors or control persons has been convicted in a criminal proceeding in the past five years or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses). None of our officers, directors or control persons is subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. None of our officers, directors or control persons has been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended, or vacated.

AUDIT COMMITTEE FINANCIAL EXPERT

While we believe that certain members of our Board of Directors have some of the attributes of an audit committee financial expert, no single individual possesses all of the attributes; therefore, no one on our Board of Directors can be deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within our executive management, which is comprised of four persons. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

We did not have any equity securities registered pursuant to Section 12 of the Exchange Act during the fiscal year ended December 31, 2005. As such, our directors, officers and beneficial owners of more than 10 percent of any class of equity securities were not required to comply with Section 16(a) of the Exchange Act.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is attached as Exhibit 14 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2004. Our code of ethics will be provided to any person without charge, upon request. Requests should be addressed to: Electronic Sensor Technology, Inc., Attn: Investor Relations Department, 1077 Business Center Circle, Newbury Park, California 91320.

ITEM 10.  EXECUTIVE COMPENSATION.

For the fiscal years ended December 31, 2003 and December 31, 2004 and for the period from January 1, 2005 through January 31, 2005, no salary or any other compensation was paid to any named executive officer of Bluestone for services provided to us. The table below outlines the compensation of the named executive officers of Electronic Sensor Technology for the fiscal year ended December 31, 2005, beginning on February 1, 2005, the date upon which Electronic Sensor Technology, Inc. acquired Electronic Sensor Technology, L.P.:

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM COMPENSATION
                                                       ANNUAL
                                                    COMPENSATION                   AWARDS
                                                                                         SECURITIES
                                                                    RESTRICTED STOCK     UNDERLYING
                                                       SALARY           AWARD(S)        OPTIONS/SARS
NAME AND PRINCIPAL POSITION                 YEAR         ($)             ($)(6)              (#)
----------------------------------------    ----    ------------    ----------------    ------------
Matthew Collier, President and Chief
Executive Officer (May 26, 2005-January
25, 2006)                                   2005         135,384              24,750(1)      500,000

Edward Staples, President and Chief
Executive Officer (February 1, 2005-May
26, 2005), Chief Scientific Officer (May
26, 2005-present)                           2005         132,411                   0         100,000(2)

                                                                         LONG-TERM COMPENSATION
                                                       ANNUAL
                                                    COMPENSATION                   AWARDS
                                                                                         SECURITIES
                                                                    RESTRICTED STOCK     UNDERLYING
                                                       SALARY           AWARD(S)        OPTIONS/SARS
NAME AND PRINCIPAL POSITION                 YEAR         ($)             ($)(6)              (#)
----------------------------------------    ----    ------------    ----------------    ------------
Francis Chang, Secretary and Vice
President of Finance and Administration     2005         123,888                   0          80,000(3)
Teong Lim, Vice President of Corporate
Development                                 2005         111,316                   0          80,000(4)
Gary Watson, Vice President of
Engineering                                 2005         120,898                   0         175,000(5)

(1) Matthew Collier was granted, on May 26, 2005, the right to receive 75,000 shares of restricted common stock, subject to approval by the Board of Directors, pursuant to a letter agreement of employment entered into with Electronic Sensor Technology. On January 25, 2006, Mr. Collier was granted 75,000 shares of restricted common stock, subject to a right of first refusal on the part of Electronic Sensor Technology in the event Mr. Collier decides to sell such shares. Such shares have been valued, for purposes of the Summary Compensation Table, at $0.33 per share, the closing quotation on the Over-the-Counter Bulletin Board on January 25, 2006.

(2) Edward Staples was granted options to purchase 100,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.00 per limited partnership interest on December 31, 2003. Such options were terminated in connection with the merger whereby Electronic Sensor Technology, L.P. became an indirect subsidiary of Electronic Sensor Technology, Inc., and were replaced with options to purchase 100,000 shares of common stock at $1.00 per share.

(3) Francis Chang was granted options to purchase 80,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.00 per limited partnership interest on December 31, 2003. Such options were terminated in connection with the merger whereby Electronic Sensor Technology, L.P. became an indirect subsidiary of Electronic Sensor Technology, Inc., and were replaced with options to purchase 80,000 shares of common stock at $1.00 per share.

(4) Teong Lim was granted options to purchase 80,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.00 per limited partnership interest on December 31, 2003. Such options were terminated in connection with the merger whereby Electronic Sensor Technology, L.P. became an indirect subsidiary of Electronic Sensor Technology, Inc., and were replaced with options to purchase 80,000 shares of common stock at $1.00 per share.

(5) Gary Watson was granted options to purchase (i) 50,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.00 per limited partnership interest on March 15, 1999, (ii) 50,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.05 per limited partnership interest on July 1, 2000, (iii) 50,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.05 per limited partnership interest on May 15, 2001 and
(iv) 25,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.05 per limited partnership interest on September 15, 2002. Such options were terminated in connection with the merger whereby Electronic Sensor Technology, L.P. became an indirect subsidiary of Electronic Sensor Technology, Inc., and were replaced with options to purchase 50,000 shares of common stock at $1.00 per share and options to purchase 125,000 shares of common stock at $1.05 per share.

(6) As of December 31, 2005, there were no shares of restricted common stock of Electronic Sensor Technology outstanding. Only a right to receive 75,000 shares of restricted common stock, subject to approval by the Board of Directors, was held by Matthew Collier as of December 31, 2005. On January 25, 2006, the 75,000 shares of restricted common stock were issued to Mr. Collier, valued at $24,750, in the aggregate, for purposes of the Summary Compensation Table. Such shares of restricted common stock have been valued, for purposes of the Summary Compensation Table, at $0.33 per share, the closing quotation on the Over-the-Counter Bulletin Board on January 25, 2006, the date of the grant of restricted common stock. The 75,000 shares were all fully vested on the date of the grant, but are restricted by a right of first refusal on the part of Electronic Sensor Technology in the event Mr. Collier decides to sell such shares. Aside from the right of first refusal on our part, the shares of restricted common stock carry the same rights and privileges as our unrestricted shares of common stock, including the right to receive dividends, if any.

Individual grants of stock options (whether or not in tandem with stock appreciation rights (SARs)), and freestanding SARs made during the fiscal year ended December 31, 2005 to each of the named executed officers are outlined in the table below:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                       PERCENT OF
                     NUMBER OF            TOTAL
                    SECURITIES        OPTIONS/SARS
                    UNDERLYING          GRANTED TO       EXERCISE OF
                   OPTIONS/SARS       EMPLOYEES IN        BASE PRICE
NAME                GRANTED (#)        FISCAL YEAR           ($/SH)       EXPIRATION DATE
---------------   ---------------    ---------------    ---------------   ---------------
Matthew Collier           500,000                100%               .64      May 26, 2015
Edward Staples                 (1)
Francis Chang                  (2)
Teong Lim                      (3)
Gary Watson                    (4)

(1) Edward Staples was granted options to purchase 100,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.00 per limited partnership interest on December 31, 2003. Such options were terminated in connection with the merger whereby Electronic Sensor Technology, L.P. became an indirect subsidiary of Electronic Sensor Technology, Inc., and were replaced with options to purchase 100,000 shares of common stock at $1.00 per share. In connection with such merger, Dr. Staples also received a warrant to purchase 343,708 shares of common stock at $1.00 per share in exchange for the cancellation of debt owed by Electronic Sensor Technology, L.P. The warrant was issued to Dr. Staples solely in exchange for the cancellation of such debt, and not as compensation.

(2) Francis Chang was granted options to purchase 80,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.00 per limited partnership interest on December 31, 2003. Such options were terminated in connection with the merger whereby Electronic Sensor Technology, L.P. became an indirect subsidiary of Electronic Sensor Technology, Inc., and were replaced with options to purchase 80,000 shares of common stock at $1.00 per share. In connection with such merger, Mr. Chang also received a warrant to purchase 257,247 shares of common stock at $1.00 per share in exchange for the cancellation of debt owed by Electronic Sensor Technology, L.P. The warrant was issued to Mr. Chang solely in exchange for the cancellation of such debt, and not as compensation.

(3) Teong Lim was granted options to purchase 80,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.00 per limited partnership interest on December 31, 2003. Such options were terminated in connection with the merger whereby Electronic Sensor Technology, L.P. became an indirect subsidiary of Electronic Sensor Technology, Inc., and were replaced with options to purchase 80,000 shares of common stock at $1.00 per share. In connection with such merger, Dr. Lim also received a warrant to purchase 438,796 shares of common stock at $1.00 per share in exchange for the cancellation of debt owed by Electronic Sensor Technology, L.P. The warrant was issued to Dr. Lim solely in exchange for the cancellation of such debt, and not as compensation.

(4) Gary Watson was granted options to purchase (i) 50,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.00 per limited partnership interest on March 15, 1999, (ii) 50,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.05 per limited partnership interest on July 1, 2000, (iii) 50,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.05 per limited partnership interest on May 15, 2001 and
(iv) 25,000 limited partnership interests of

Electronic Sensor Technology, L.P. at $1.05 per limited partnership interest on September 15, 2002. Such options were terminated in connection with the merger whereby Electronic Sensor Technology, L.P. became an indirect subsidiary of Electronic Sensor Technology, Inc., and were replaced with options to purchase 50,000 shares of common stock at $1.00 per share and options to purchase 125,000 shares of common stock at $1.05 per share.

       AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

                                                        NUMBER OF
                                                        SECURITIES           VALUE OF
                                                        UNDERLYING          UNEXERCISED
                      SHARES                            UNEXERCISED      IN-THE-MONEY
                     ACQUIRED                          OPTIONS/SARS      OPTIONS/SARS
                        ON              VALUE          AT FY-END (#)     AT FY-END ($)
                     EXERCISE          REALIZED        EXERCISABLE/      EXERCISABLE/
NAME                    (#)              ($)           UNEXERCISABLE     UNEXERCISABLE
---------------   ---------------   ---------------   ---------------   ---------------
Matthew Collier               N/A               N/A         0/500,000               N/A
Edward Staples                N/A               N/A         0/100,000               N/A
Francis Chang                 N/A               N/A          0/80,000               N/A
Teong Lim                     N/A               N/A          0/80,000               N/A
Gary Watson                   N/A               N/A         0/175,000               N/A

COMPENSATION OF DIRECTORS

Commencing April 2005, each director who is not an employee is paid $2,500 per meeting. Mr. Frey, as the Chairman of the Board of Directors, is also provided with a business class airline ticket for meetings requiring more than two hours travel, and out-of-pocket expenses. On October 7, 2005, Mr. Frey was granted 250,000 non-qualified stock options to acquire common stock at an exercise price of $0.64 per share, under our 2005 Stock Incentive Plan. Mr. Frey's stock options will vest as follows: one quarter of the options will vest on March 8, 2006, one quarter on September 8, 2006, one quarter on March 8, 2007 and one quarter on September 8, 2007, provided he is still participating as a member of our Board of Directors at the end of each such six-month period.

EMPLOYMENT CONTRACTS

On May 16, 2005, Electronic Sensor Technology entered into a letter agreement with Matthew Collier, who was appointed President and Chief Executive Officer on May 26, 2005. Pursuant to the letter agreement, Mr. Collier agreed to serve as President and Chief Executive Officer of Electronic Sensor Technology for at an annual salary of $220,000 per year and a potential target bonus of 25% of such annual salary, to be paid at the discretion of the Board of Directors. The letter agreement also provides for a grant of 75,000 shares of restricted common stock that may be traded one year from Mr. Collier's date of employment and an additional 75,000 shares of restricted common stock to be granted one year from Mr. Collier's date of employment, if Mr. Collier remains an employee of Electronic Sensor Technology, tradable on the first anniversary of such grant. The letter agreement also provides for a grant of 500,000 options to purchase common stock, 33% of which will vest on each of the first and second anniversaries of Mr. Collier's date of employment and the remaining 34% of which will vest on the third anniversary of Mr. Collier's date of employment. On January 25, 2006, the letter agreement with Mr. Collier was mutually terminated by Mr. Collier and Electronic Sensor Technology (other than that portion of the letter agreement relating to indemnification of Mr. Collier for liability incurred within the scope of his employment with the Registrant, embodied in
Section 7 of the letter agreement), by way of a Settlement Agreement, Mutual Release and Amendment of Option Agreement entered into between Mr. Collier and Electronic Sensor Technology in connection with the resignation of Mr. Collier as President and Chief Executive Officer and a director of Electronic Sensor Technology, effective January 25, 2006.

Other than the terminated letter agreement with Mr. Collier, we have no employment agreements with any of our named executive officers, nor do we have any compensatory plans or arrangements with respect to any named executive officers that results or will result from the resignation, retirement or any other termination of such executive officer's employment with Electronic Sensor Technology or from a change-in-control of Electronic Sensor Technology or a change in the named executive officer's responsibilities following a change-in-control wherein the amount involved, including all periodic payments or installments, exceeds $100,000.

REPORT ON REPRICING OF OPTIONS/SARs

On May 26, 2005, Matthew Collier, former President and Chief Executive Officer of Electronic Sensor Technology, entered into a letter agreement of employment with Electronic Sensor Technology pursuant to which we agreed to grant Mr. Collier options to purchase 500,000 shares of common stock at an exercise price of $1.50 per share, subject to approval by the Board of Directors. On September 8, 2005, the Board of Directors approved the granting of such options and also approved a repricing of the options from the $1.50 per share exercise price stated in the May 26, 2005 letter agreement to $0.64 per share, the closing price of the common stock on September 8, 2005. On October 7, 2005, Electronic Sensor Technology entered into an Option Agreement with Mr. Collier, substantially in the form attached as Exhibit 10.2 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the Commission on April 15, 2005 for the granting of options to purchase 500,000 shares of common stock at an exercise price of $0.64 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of March 1, 2006, concerning our issued and outstanding stock beneficially owned (i) by each director and each named executive officer of Electronic Sensor Technology, (ii) by all directors and executive officers of Electronic Sensor Technology as a group and (iii) by each stockholder known by Electronic Sensor Technology to be the beneficial owner of more than 5% of the outstanding common stock.

                                                                  AMOUNT AND NATURE OF
                                  NAME AND ADDRESS (1)            BENEFICIAL OWNERSHIP    PERCENTAGE OF
TITLE OF CLASS                    OF BENEFICIAL OWNER              (SHARES OF STOCK)        CLASS (2)
--------------------   ----------------------------------------   --------------------    -------------
Common stock           Francis Chang*+++                                     3,933,160(3)          7.26%
Common stock           Teong Lim*+++                                         5,247,908(4)          9.69%
Common stock           James Frey*                                                   0             0.00%
Common stock           Mike Krishnan*                                        9,948,801(5)         18.36%
Common stock           Edward Staples*+++                                    4,212,544(6)          7.78%
Common stock           James Wilburn*                                                0             0.00%
Common stock           Gary Watson+                                            175,000(7)          0.32%
                       Land & General Berhad++
                       c/o Electronic Sensor Technology, Inc.
                       1077 Business Center Circle
Common stock           Newbury Park, California 91320                        9,948,801(8)         18.36%
                       L&G Resources (1994), Inc.++
                       c/o Electronic Sensor Technology, Inc.
                       1077 Business Center Circle
Common stock           Newbury Park, California 91320                        9,948,801            18.36%

                                                                  AMOUNT AND NATURE OF
                                  NAME AND ADDRESS (1)            BENEFICIAL OWNERSHIP    PERCENTAGE OF
TITLE OF CLASS                    OF BENEFICIAL OWNER              (SHARES OF STOCK)        CLASS (2)
--------------------   ----------------------------------------   --------------------    -------------
                       3 Springs, LLC++
                       c/o Electronic Sensor Technology, Inc.
                       1077 Business Center Circle
Common stock           Newbury Park, California 91320                        3,595,913             6.64%
                       TC Lim, LLC++
                       c/o Electronic Sensor Technology, Inc.
                       1077 Business Center Circle
Common stock           Newbury Park, California 91320                        4,729,112             8.73%
                       Midsummer Investment Ltd.++
                       485 Madison Avenue, 23rd Floor
Common stock           New York, New York 10022                             17,701,228(9)         32.67%
                       Islandia L.P.++
                       485 Madison Avenue, 23rd Floor
Common stock           New York, New York 10022                             11,278,101(10)        20.82%
                       All directors and named executive
Common stock           officers as a group                                  23,517,413(11)        43.41%

* Director

+ Named executive officer

++5% or more beneficial owner

(1) The address of each director and named executive officer is c/o Electronic Sensor Technology, Inc., 1077 Business Center Circle, Newbury Park, California 91320.

(2) These percentages are calculated based upon the total amount of outstanding shares of common stock held by any person or group plus any securities that such person or group has the right to acquire within 60 days of March 1, 2006 pursuant to options warrants, conversion privileges or other rights, divided by 54,173,745, which represents the total number of shares of common stock issued and outstanding as of March 1, 2006.

(3) Includes 80,000 shares of common stock underlying options exercisable within 60 days of March 1, 2006 and 257,247 shares of common stock underlying a warrant exercisable within 60 days of March 1, 2006 and 3,595,913 shares of common stock held by 3 Springs, LLC and beneficially owned by Mr. Chang by virtue of his position as sole member of 3 Springs.

(4) Includes 80,000 shares of common stock underlying options exercisable within 60 days of March 1, 2006 and 438,796 shares of common stock underlying a warrant exercisable within 60 days of March 1, 2006 and 4,729,112 shares of common stock held by TC Lim, LLC and beneficially owned by Dr. Lim by virtue of his position as sole member of TC Lim.

(5) Includes 9,948,801 shares of common stock held by L&G Resources (1994), Inc., of which Mr. Krishnan is a beneficial owner by virtue of being President of L&G Resources (1994), Inc. and Managing Director of Land & General Berhad, the parent company of L&G Resources (1994), Inc.

(6) Includes 100,000 shares of common stock underlying options exercisable within 60 days of March 1, 2006 and 343,708 shares of common stock underlying a warrant exercisable within 60 days of March 1, 2006.

(7) Includes 175,000 shares of common stock underlying options exercisable within 60 days of March 1, 2006.

(8) Includes 9,981,000 shares of common stock held by its wholly-owned subsidiary, L&G Resources (1994), Inc., of which Land & General Berhad is a beneficial owner.

(9) Includes 9,903,169 shares of common stock underlying a debenture convertible within 60 days of March 1, 2006 and 7,798,059 shares of common stock underlying a warrant exercisable within 60 days of March 1, 2006. Midsummer Capital, LLC, a New York limited liability company, serves as investment advisor to Midsummer Investment Ltd., a Bermuda company. By reason of such relationships, Midsummer Capital may be deemed to share dispositive power over the shares of common stock beneficially owned by Midsummer Investment. Midsummer Capital disclaims beneficial ownership of such shares of common stock. Michel A. Amsalem and Scott
D. Kaufman are members of Midsummer Capital. By reason of such relationships, Mr. Amsalem and Mr. Kaufman may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Midsummer Investment. Mr. Amsalem and Mr. Kaufman disclaim beneficial ownership of such shares of common stock.

(10) Includes 5,501,761 shares of common stock underlying a debenture convertible within 60 days of March 1, 2006 and 5,776,340 shares of common stock underlying a warrant exercisable within 60 days of March 1, 2006. The general partner of Islandia is John Lang, Inc., a New York Sub-S corporation formed to manage investments. By virtue of this relationship John Lang, Inc. may be deemed to have indirect beneficial ownership of the shares of common stock beneficially owned by Islandia; however, John Lang, Inc. disclaims beneficial ownership of the shares of common stock beneficially owned by Islandia.

(11) Includes 435,000 shares of common stock underlying options exercisable within 60 days of March 1, 2006 and 1,039,751 shares of common stock underlying warrants exercisable within 60 days of March 1, 2006, as well as 9,948,801 shares of common stock held by L&G Resources (1994), Inc., 3,595,913 shares of common stock held by 3 Springs, LLC and 4,729,112 shares of common stock held by TC Lim, LLC.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See disclosure under Item 5 of this annual report with respect to information regarding securities authorized for issuance under equity compensation plans.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Electronic Sensor Technology, L.P., prior to becoming an indirect subsidiary of Electronic Sensor Technology, Inc., was a party to the following transactions with the following then executive officers and directors of Electronic Sensor Technology, L.P. during the past two years:

     o On January 22, 2005, Electronic Sensor Technology, L.P. converted $399,643 in debt of Electronic Sensor Technology, L.P. held by Edward Staples, then Managing Director of Electronic Sensor Technology, L.P., into the right to receive, upon completion of the acquisition of Electronic Sensor Technology, L.P. by Bluestone Ventures Inc. (predecessor to Electronic Sensor Technology, Inc.), 399,643 shares of common stock of Bluestone and warrants to purchase 199,821.5 shares of common stock of Bluestone at $1.00 per share, exercisable only if the trading price of such stock is at least $1.50 per share. In addition, Electronic Sensor Technology, L.P. converted $952,577 in debt owed to Amerasia Technology into the right to receive shares of common stock of Bluestone and warrants to purchase shares of common stock of Bluestone. By virtue of his 30.21% ownership of Amerasia Technology, Dr. Staples obtained the right to receive, upon the acquisition of Electronic Sensor Technology, L.P. by Bluestone, 287,773 shares of Bluestone common stock and warrants to purchase 143,866.5 shares of Bluestone common stock at $1.00 per share, exercisable only if the trading price of such stock is at least $1.50 per share.

     o On January 22, 2005, on the same terms as those described above, Electronic Sensor Technology, L.P. converted $226,720 in debt of Electronic Sensor Technology, L.P. held by 3 Springs, LLC (of which Francis Chang, then Chief Financial Officer of Electronic Sensor Technology, L.P. is the sole member), into the right to receive, 226,720 shares of Bluestone common stock and warrants to purchase 113,360 shares of Bluestone common stock. In addition, 3 Springs, LLC obtained the right to receive 287,773 shares of Bluestone common stock and warrants to purchase 143,886.5 shares of Bluestone common stock by virtue of its 30.21% ownership of Amerasia Technology.

     o On January 22, 2005, on the same terms as those described above, Electronic Sensor Technology, L.P. converted $517,899 in debt of Electronic Sensor Technology, L.P. held by TC Lim, LLC (of which Teong Lim, then Manager of Corporate Development of Electronic Sensor Technology, L.P. is the sole member), into the right to receive, 517,899 shares of Bluestone common stock and warrants to purchase 258,949.5 shares of Bluestone common stock. In addition, TC Lim, LLC obtained the right to receive 359,693 shares of Bluestone common stock and warrants to purchase 179,846.5 shares of Bluestone common stock by virtue of its 37.76% ownership of Amerasia Technology.

ITEM 13.  EXHIBITS.

See Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the 2005 fiscal year for professional services rendered by our current principal accountant, Sherb & Co., LLP, for the audit of our annual financial statements and review of financial statements included in our periodic reports on Form 10-QSB and other services provided in connection with statutory and regulatory filings for 2005 were $55,000. Sherb & Co., LLP also billed $30,000 to our predecessor business, Electronic Sensor Technology, L.P., for professional services rendered for the audit of Electronic Sensor Technology, L.P.'s annual financial statements for the fiscal year 2004.

The aggregate fees billed for the 2004 fiscal year to Bluestone Ventures Inc., our predecessor company, for professional services rendered by Bluestone's principal accountant, Manning Elliott, Chartered Accountants, for the audit of Bluestone's financial statements and review of financial statements included in Bluestone's period reports on Form 10-QSB and other services provided in connection with statutory and regulatory filings for 2004 were $7,750.

AUDIT-RELATED FEES

No assurance or related services that are reasonably related to the performance of the audit or review of our financial statements were rendered by our principal accountants during the 2004 or 2005 fiscal year.

TAX FEES

The aggregate fees to be billed for the 2005 fiscal year for professional services rendered by our current principal accountant, Sherb & Co., LLP, for tax compliance, tax advice and tax planning are $7,500. As of the date of this annual report, these fees have not yet been billed. Sherb & Co., LLP also billed $6,000 to our predecessor business, Electronic Sensor Technology, L.P., for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year 2004.

No professional services were rendered to Bluestone Ventures Inc., our predecessor company, for professional services for tax compliance, tax advice and tax planning for the fiscal year 2004.

ALL OTHER FEES

No other products or services were provided by our principal accountants during the 2004 or 2005 fiscal year, other than the services outlined in the foregoing sections.

AUDIT COMMITTEE

We have formed an audit committee in accordance with Securities and Exchange Commission policies and guidelines regarding audit independence, which consists solely of our independent directors. The audit committee has not to date adopted any pre-approval policies and procedures.

EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------------------------------------------------------------------------------------------
3.1        Articles of Incorporation of Electronic Sensor Technology, as amended (incorporated by reference from Exhibit 3.1 of the registration statement on Form SB-2 filed on
           January 6, 2006).

4.1        Description of our common stock in Article Fourth of the Amendment to Electronic Sensor
           Technology's Articles of Incorporation dated January 25, 2005 (incorporated by reference from
           Exhibit 3.1 hereto).

4.2        Description of rights of shareholders of Electronic Sensor Technology in Article I and Article
           VI of Electronic Sensor Technology's Bylaws (incorporated by reference from Exhibit
           3.2 of the amended registration statement on Form SB-2/A filed on June 16, 2003).

10.1       Term Sheet dated December 2, 2004 between Bluestone Ventures Inc. and Electronic Sensor
           Technology, L.P. (incorporated by reference from Exhibit 10.1 of the current report on Form 8-K filed on January 10, 2005).

10.2       Agreement and Plan of Merger dated as of January 31, 2005, by and among Bluestone Ventures
           Inc., Amerasia Technology, Inc., L&G Sensor Technology, Inc., Amerasia Acquisition Corp. and
           L&G Acquisition Corp. (incorporated by reference from Exhibit 10.1 of the current report on
           Form 8-K filed on February 7, 2005).

10.3       Form of Subscription Agreement between Bluestone Ventures Inc. and each investor on the signature page thereto (incorporated by reference from Exhibit 10.2 of the current report on
           Form 8-K filed on February 7, 2005).

10.4       Electronic Sensor Technology, Inc. 2005 Stock Incentive Plan (incorporated by reference from
           Exhibit 10.1 of the annual report on Form 10-KSB filed on April 15, 2005).

10.5       Form of Stock Option Agreement (incorporated by reference from Exhibit 10.2 of the annual report on Form 10-KSB filed on April 15, 2005).

10.6       Business Loan Agreement dated March 11, 2005, between Electronic Sensor Technology, Inc. and
           East West Bank (incorporated by reference from Exhibit 10.4 of the annual report on Form 10-KSB filed on April 15, 2005).

10.7       Commercial Security Agreement dated March 11, 2005, between Electronic Sensor Technology, Inc.
           and East West Bank (incorporated by reference from Exhibit 10.5 of the annual report on Form
           10-KSB filed on April 15, 2005).

10.8       Letter agreement dated as of May 16, 2005, by and between Electronic Sensor Technology, Inc.
           and Matthew Collier (incorporated by reference from Exhibit 10.1 of the current report on Form
           8-K/A filed on October 6, 2005).

10.9       Letter agreement dated as of October 3, 2005, between Electronic Sensor Technology, Inc. and
           James Frey (incorporated by reference from Exhibit 10.1 of the current report on Form 8-K filed on October 7, 2005).

10.10      Letter agreement dated as of February 21, 2005, between Electronic Sensor Technology, Inc. and
           James Frey (incorporated by reference from Exhibit 10.2 of the current report on Form 8-K filed on October 7, 2005).

10.11      Addendum dated as of April 1, 2005 to the letter agreement dated February 21, 2005, between
           Electronic Sensor Technology, Inc. and James Frey (incorporated by reference from Exhibit
           10.3 of the current report on Form 8-K filed on October 7, 2005).

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------------------------------------------------------------------------------------------
10.12      International Distributorship Agreement dated August 2005, between Electronic Sensor
           Technology, Inc. and Beijing R&D Technology Co., Ltd. (incorporated by reference from
           Exhibit 10.12 of the amended registration statement on Form SB-2/A filed on February 15,
           2006).

10.13      International Distributorship Agreement dated October 21, 2005, between Electronic Sensor
           Technology, Inc. and TechMondial, Ltd. (incorporated by reference from Exhibit 10.13 of the amended registration statement on Form SB-2/A filed on February 15, 2006).

10.14      Form of Securities Purchase Agreement dated as of December 7, 2005, among Electronic Sensor
           Technology, Inc., Midsummer Investment, Ltd. and Islandia, L.P. (incorporated by reference from
           Exhibit 10.1 of the current report on Form 8-K filed on December 8, 2005).

10.15      Form of Registration Rights Agreement dated as of December 7, 2005, among Electronic Sensor
           Technology, Inc., Midsummer Investment, Ltd. and Islandia, L.P. (incorporated by reference from
           Exhibit 10.2 of the current report on Form 8-K filed on December 8, 2005).

10.16      Settlement Agreement, Mutual Release and Amendment of Option Agreement, effective as of
           January 25, 2006, between Electronic Sensor Technology, Inc. and Matthew S. Collier
           (incorporated by reference from Exhibit 10.1 of the current report on Form 8-K filed on
           January 31, 2006).

14.1       Code of Ethics (incorporated by reference from Exhibit 14 of the annual report on Form 10-KSB for the fiscal year ended December 31, 2004 filed on April 15, 2005).

21.1       Subsidiaries of Electronic Sensor Technology (incorporated by reference from Exhibit 21.1 of the registration statement on Form SB-2 filed on January 6, 2006).

24.1       Power of Attorney.

31.1       Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the
           Exchange Act.

31.2       Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a)
           of the Exchange Act.

32.1       Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange
           Act and 18 U.S.C. 1350.

32.2       Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(b) or 15d-14(b)
           of the Exchange Act and 18 U.S.C. 1350.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ELECTRONIC SENSOR TECHNOLOGY, INC.


Date:  March 24, 2006                 By:  /s/  Teong Lim
                                           -------------------------------------
                                           Teong Lim
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 24, 2006                 By:  /s/  Teong Lim
                                           -------------------------------------
                                           Teong Lim
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  March 24, 2006                 By:  /s/  Francis Chang
                                           -------------------------------------
                                           Francis Chang
                                           Secretary and Vice President of
                                           Finance and Administration
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                      By:
                                           -------------------------------------
                                           James Frey, Chairman


Date:  March 24, 2006                 By:                   *
                                           -------------------------------------
                                           Francis Chang, Director


Date:  March 24, 2006                 By:                   *
                                           -------------------------------------
                                           Teong Lim, Director


Date:  March 24, 2006                 By:                   *
                                           -------------------------------------
                                           Edward Staples, Director


Date:  March 24, 2006                 By:                   *
                                           -------------------------------------
                                           Mike Krishnan, Director


Date:  March 24, 2006                 By:                   *
                                           -------------------------------------
                                           James Wilburn, Director


*By: /s/  Francis Chang
     ------------------
     Francis Chang
     Attorney-in-Fact