Form 10QSB
period 2006-03-31
Electronic Sensor Technology, Inc
filed 2006-05-11
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended MARCH 31, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                             For the transition period from ________ to _______

                             Commission file number 333-87224

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 54,173,745 shares of common stock as of March 31, 2006

     Transitional Small Business Disclosure Format (Check one):   Yes [ ] No [X]

----------
* We were not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act during the past 12 months because (i) our registered common stock was registered under the Securities Act during such period and was not registered under the Exchange Act, (ii) we did not have any registration statement that became effective during such period and (iii) we had less than 300 shareholders of record at the beginning of such period. Although we were not required to do so, we voluntarily filed such reports with the Securities and Exchange Commission during such period. On March 24, 2006 we filed a registration statement on Form 10-SB to register our common stock pursuant to the Exchange Act, which will become effective within 60 days of filing such registration statement, unless the SEC directs otherwise. Once such registration statement is effective, we will be subject to the filing requirements of
Section 13 of the Exchange Act.

================================================================================

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheet (Unaudited) as of March 31, 2006                  F-1

Consolidated Statements of Operations (Unaudited) for the Three
 Months Ended March 31, 2006                                                 F-2

Consolidated Statement of Changes in Stockholders' Deficit
 (Unaudited) for the Period from December 31, 2004 to March 31, 2006         F-3

Consolidated Statements of Cash Flows (Unaudited) for the Three
 Months Ended March 31, 2006                                                 F-4

Notes to Consolidated Financial Statements                                   F-5

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $     4,216,536
  Certificate of deposit-restricted                                                250,000
  Accounts receivable, net of allowance for doubtful accounts of $20,577           222,081
  Prepaid expenses                                                                  66,333
  Inventories                                                                    1,008,098
                                                                           ---------------
    TOTAL CURRENT ASSETS                                                         5,763,047
                                                                           ---------------

DEFERRED FINANCING COSTS, net of amortization of $69,188                           761,066
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $925,677                166,804
SECURITY DEPOSITS                                                                   12,817
                                                                           ---------------
                                                                           $     6,703,734
                                                                           ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                    $       531,718
  Deferred revenues                                                                129,167
  Derivative liabilities                                                        11,093,393
                                                                           ---------------
    TOTAL CURRENT LIABILITIES                                                   11,754,278
                                                                           ---------------
CONVERTIBLE DEBENTURES, net of unamortized discount of $6,222,223                  777,777
                                                                           ---------------
  TOTAL LIABILITIES                                                             12,532,056
                                                                           ---------------
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value 50,000,000 shares authorized,
   none issued and outstanding                                                           -
  Common stock, $.001 par value, 200,000,000 shares authorized,
   54,173,745 issued and outstanding                                                54,174
  Additional paid-in capital                                                    (1,949,780)
  Accumulated deficit                                                           (3,932,716)
                                                                           ---------------
    TOTAL STOCKHOLDERS' DEFICIT                                                 (5,828,322)
                                                                           ---------------
                                                                           $     6,703,734
                                                                           ===============

                 See notes consolidated to financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                         ----------------------------
                                                             2006            2005
                                                         ------------    ------------
REVENUES                                                 $    532,817    $    219,511
COST OF SALES                                                 301,592         149,962
                                                         ------------    ------------
  GROSS PROFIT                                                231,225          69,549
                                                         ------------    ------------

OPERATING EXPENSES:
  Research and development                                    211,799         140,172
  Selling, general and administrative                         780,092         567,950
                                                         ------------    ------------
    TOTAL OPERATING EXPENSES                                  991,890         708,122
                                                         ------------    ------------
LOSS FROM OPERATIONS                                         (760,665)       (638,573)
                                                         ------------    ------------
OTHER INCOME AND EXPENSE:
  Other income                                              1,687,046         278,801
  Other expense                                                  (216)     (5,409,745)
  Gain (loss) on sale of property and equipment                     0          13,257
  Interest expense                                           (730,391)        (20,566)
                                                         ------------    ------------
    TOTAL OTHER INCOME AND EXPENSE                            956,439      (5,138,253)
                                                         ------------    ------------
NET INCOME (LOSS)                                        $    195,773    $ (5,776,826)
                                                         ============    ============
  Loss per share, basic and diluted                      $       0.00    $      (0.11)
                                                         ============    ============
  Weighted average number of shares, basic and diluted     54,145,922      52,640,310
                                                         ============    ============

                 See notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                                            Common Stock                Preferred Stock       Additional
                                  --------------------------------    -------------------       Paid-In
                                      Shares            Amount         Shares     Amount        Capital
                                  --------------    --------------    --------   --------   --------------
BALANCE - December 31, 2004           81,279,000            81,279           -          -        4,763,774
  Reclassification of
   Partners' deficit to
   Additional paid-in capital                  -                 -           -          -      (10,466,133)
  Cancellation of common stock       (54,279,147)          (54,279)          -          -           54,279
  Notes payable converted to
   common stock                        1,272,000             1,272           -          -        1,270,728
  Sale of common stock                 3,985,000             3,985           -          -           (3,985)
  Deferred compensation
   contributed to capital                      -                 -           -          -          934,957
  Officers loans converted to
   common stock                        1,198,630             1,199           -          -        1,197,431
  Issuance of shares for
   services                              130,000               130           -          -           74,820
  Accrued interest converted
   to common stock                       313,262               313           -          -          312,949
  Common stock issued for
   acquisition of EST                 20,200,000            20,200           -          -         (109,525)
  Net loss                                     -                 -           -          -                -
                                  --------------    --------------    --------   --------   --------------
BALANCE - December 31, 2005           54,098,745            54,099           -          -       (1,970,705)
Issuance of shares for services           75,000                75                                  20,925
Net income                                     -                 -           -          -                -
                                  --------------    --------------    --------   --------   --------------
Balance - March 31, 2006              54,173,745    $       54,174           -   $      -   $   (1,949,780)
                                  ==============    ==============    ========   ========   ==============
                                                          Total
                                      Accumulated      Stockholders'
                                        Deficit          Deficit
                                    --------------    --------------
BALANCE - December 31, 2004            (10,466,133)       (5,621,080)
  Reclassification of
   Partners' deficit to
   Additional paid-in capital           10,466,133                 -
  Cancellation of common stock                   -                 -
  Notes payable converted to
   common stock                                  -         1,272,000
  Sale of common stock                           -                 -
  Deferred compensation
   contributed to capital                        -           934,957
  Officers loans converted to
   common stock                                  -         1,198,630
  Issuance of shares for
   services                                      -            74,950
  Accrued interest converted
   to common stock                               -           313,262
  Common stock issued for
   acquisition of EST                            -           (89,325)
  Net loss                              (4,128,489)       (4,128,489)
                                    --------------    --------------
BALANCE - December 31, 2005             (4,128,489)       (6,045,095)
Issuance of shares for services                  -            21,000
Net income                                 195,773           195,773
                                    --------------    --------------
Balance - March 31, 2006            $   (3,932,716)   $   (5,828,322)
                                    ==============    ==============

                 See notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31
                                                         --------------------------------
                                                              2006              2005
                                                         --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $      195,773    $   (5,776,826)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                 8,666             1,845
    Issuance of shares for services                              21,000                 -
    Amortization of debt discount                               583,333                 -
    Amortization of deferred financing costs                     51,891                 -
    Fair value of derivatives at date of issuance                     -         5,326,185
    Decrease in fair value of derivative liability           (1,687,046)         (195,480)
  Changes in assets and liabilities:
    Accounts receivable                                         243,695          (106,349)
    Inventories                                                 (68,476)            7,212
    Prepaid expenses                                              3,603            (7,324)
    Security deposits                                                 -               140
    Accounts payable and accrued expenses                        50,919           120,797
    Deferred revenues                                           (12,500)          (12,500)
    Due to related party                                              -           (60,000)
    Interest payable                                                  -            (5,544)
    Other current liabilities                                         -            (1,016)
                                                         --------------    --------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (609,140)         (708,860)
                                                         --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in restricted security deposit            668,678          (900,651)
  Proceeds from sale of property and equipment                        -            16,064
  Purchase of property and equipment                            (62,924)          (55,044)
                                                         --------------    --------------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           605,754          (939,631)
                                                         --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in line of credit                               -          (200,000)
  Repayment of partners' loans payable                                -          (110,000)
  Proceeds from issuance of common stock                              -         3,811,708
                                                         --------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             -         3,501,708
                                                         --------------    --------------
NET INCREASE (DECREASE) IN CASH                                  (3,385)        1,853,217
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                4,219,921            26,430
                                                         --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    4,216,536    $    1,879,647
                                                         ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                             $      140,000    $       21,217
                                                         ==============    ==============

NON-CASH FINANCING ACTIVITIES
  Fair Value of derivative liabilities issued in
   connection with issuance of shares of common stock    $            -    $    3,811,708
                                                         ==============    ==============

                 See notes consolidated to financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2006

1)   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2005, included in the Annual Report filed on Form 10-KSB for the year then ended.

     In the opinion of the management of Electronic Sensor Technology, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2006, and the results of operations and cash flows for the three-month period ending March 31, 2006 have been included. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

2)   BASIS OF CONSOLIDATION

     The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Bluestone Ventures, Inc. ("Bluestone") executed an Agreement and Plan of Merger ("Merger Agreement") by and among Bluestone, Amerasia Technology, Inc., ("Amerasia"), holder of approximately 55% of the partnership interests of Electronic Sensor Technology, L.P., ("EST"), L & G Sensor Technology, L.P., ("L&G"), holder of approximately 45% of the partnership interests of EST, Amerasia Acquisition Corp., ("AAC") a wholly-owned subsidiary of Bluestone, and L & G Acquisition Corp., ("LAC") a wholly-owned subsidiary of Bluestone on January 31, 2005. Under the Merger Agreement (i) AAC merged with and into Amerasia such that Amerasia became of wholly-owned subsidiary of Bluestone, (ii) LAC merged with and into L&G such that L&G became a wholly-owned subsidiary of Bluestone, (iii) as a result of the merger of
     (i) and (ii), Bluestone indirectly acquired all of the partnership interests of EST and (iv) Bluestone issued 20,000,000 shares of its common stock to the shareholders of Amerasia and L&G. This merger has been treated as a purchase only of the partnership interests of Electronic Sensor Technology L.P.

     For accounting purposes, the transaction was treated as a recapitalization of EST and accounted for as a reverse acquisition. Accordingly, the accompanying financial statements include the accounts of EST for the period from January 1, 2005 to March 31, 2006 and the accounts of Bluestone from February 1, 2005 to March 31, 2006.

3)   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   NATURE OF BUSINESS

          The Company develops and manufactures electronic devices used for vapor analysis. It markets its products through distribution channels in over 20 countries.

     b)   CASH AND CASH EQUIVALENTS

          The Company considers highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents.

     c)   LINE OF CREDIT

          The Company has a revolving line of credit agreement for borrowings up to $500,000. The line of credit is secured and collateralized with a certificate of deposit in the amount of $250,000. The amount available under the line of credit amounts to $500,000 at March 31, 2006. The line of credit expires on March 31, 2007.

     d)   REVENUE RECOGNITION

          The Company records revenue from direct sales of products to end-users when the products are shipped, collection of the purchase price is probable and the Company has no significant further obligations to the customer. Costs of remaining insignificant Company obligations, if any, are accrued as costs of revenue at the time of revenue recognition. Cash payments received in advance of product shipment or service revenue are recorded as deferred revenue.

     e)   SHIPPING AND HANDLING

          The Company accounts for shipping and handling costs as a component of "Cost of Sales".

     f)   INVENTORIES

          Inventories are comprised of raw materials, work in process, and finished goods. Inventories are stated at the lower of cost or market and are determined using the first-in, first-out method.

     g)   DEFERRED FINANCING COSTS

          Deferred financing costs consist of direct costs incurred by the Company in connection with the issuance of its convertible debentures. The direct costs include cash payments and fair value of warrants issued to the placement agent, which secured the financing. Deferred financing costs are amortized over 48 months using the effective interest rate method.

     h)   PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of five years.

     i)   RESEARCH AND DEVELOPMENT

          Research and development costs are charged to operations as incurred and consists primarily of salaries and related benefits, raw materials and supplies.

     j)   USE OF ESTIMATES

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

     k)   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The fair value of certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their carrying values due to the short maturity of these instruments. The derivative liabilities are carried at their fair market value at the date of the balance sheet.

     l)   LONG-LIVED ASSETS

          The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At March 31, 2006 no assets were impaired.

     m)   DERIVATIVE LIABILITIES

          The Company accounts for liquidated damages pursuant to Emerging Issue Task Force ("EITF") 05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument", subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Pursuant to EITF 05-04, View C, the liquidated damages payable in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company also accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements.

          The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The valuation of such derivatives requires significant judgment. We exercise our judgment in determining the maximum liabilities associated with such derivatives as well as the expected volatility related to their fair value. We base our estimate of the maximum liabilities on our interpretation of the agreements related to the derivatives.

     n)   BASIC AND DILUTED EARNINGS PER SHARE

          Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 102,982,543 and 6,365,475 at March 31, 2006 and 2005, respectively.
          The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at March 31, 2005 are excluded from the loss per share computation for that period due to their antidilutive effect.

          The following sets forth the computation of basic and diluted earnings per share:

                                                                   2006           2005
                                                               ------------   ------------
          Numerator:
          Net income (loss)                                    $    263,465   $ (5,776,826)
                                                               ============   ============

          Denominator:
          Denominator for basic earnings per share-
           Weighted average shares outstanding                   54,145,922     52,640,310
          Effect of dilutive warrants, embedded conversion
           features and liquidated damages                        3,673,719              0
                                                               ------------   ------------
          Denominator for diluted earnings per share-
           Weighted average shares outstanding                   57,819,641     52,640,310
                                                               ============   ============
          Basic earnings (loss) per share                      $       0.00   $      (0.11)
                                                               ============   ============
          Diluted earnings (loss) per share                    $       0.00   $      (0.00)
                                                               ============   ============
          Anti-dilutive weighted-average shares                  14,391,654      4,243,650
                                                               ============   ============

     o)   STOCK BASED COMPENSATION

          In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No.
          25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

4)   CONVERTIBLE DEBENTURES

     During December 2005, we issued in a private offering, (i) $7,000,000 aggregate principal amount of convertible debentures due December 7, 2009, convertible into 15,404,930 shares of common stock, with a conversion price of $0.4544 per share and (ii) five-year warrants to purchase 13,574,399 shares of common stock at an exercise price of $0.4761 per share. We received $7,000,000 in cash as consideration. The convertible debentures bear interest at 8%. The convertible debentures and related agreements provide, among other things, for liquidated damages amounting to 2% per month of the outstanding principal amount, default interest rate of 18% and pre-payment or default premium of 30%, and a reset feature of the conversion price in the event of a subsequent financing. Additionally, the warrants could be converted in cash if certain events occur, such as a provision which require compensation for buy-in on failure to timely deliver shares issued pursuant to the exercise of warrants, whereas the Company reimburse the warrant holders for shares they purchase on the market at the market price for shares issued pursuant to the exercise of warrants it fails to issue in a timely manner. This compensation may be paid in shares of common stock or cash. The exercise price of the warrants, which is $0.4761 per share at the date of the agreement, may be reduce to $0.001 per share, at a monthly rate $0.03 per share if the Company's registration statement is not declared effective after 180 days of the exercise date.

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

     The interest expense, including the amortization of debt discount but excluding charges related to the recognition of derivative liability amounted to approximately $730,000 during the three-month period ended March 31, 2006.

5)   DERIVATIVE LIABILITIES

     During February 2005, we recognized derivative liabilities of approximately $6.6 million pursuant to the issuance of 3,985,000 freestanding warrants and granting certain registration rights which provided for liquidated damages in the event of failure to timely register the shares in connection with the issuance of shares of common stock and the related warrants.

     The registration rights of these investors are such that if the Company fails to register the investors shares, including the shares underlying the warrants, the Company will pay a cash penalty amounting to 1% of the amount invested per month, $39,850, if the registration statement is not filed within 60 days of demand or is not declared effective within 150 days from the date of initial filing. The maximum liability associated with the liquidated damages amount to 49% of the gross proceeds associated with the issuance of shares of common stock, which amounts to $1,952,650. The % of liquidated damages amounts to the difference between 60 months, which is the inherent time limitation under which the underlying shares would be free-trading (three year term and two year holding period) and 11 months, which is the grace period for registering the shares (no demand permitted for four months, two-month period to file and five-month period to become effective), times the penalty %, which is 1%.

     Additionally, because there is no explicit number of shares that are to be delivered upon satisfaction of the liquidated damages, the Company is unable to assert that it had sufficient authorized and unissued shares to settle the liquidated damages. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and options as well as those issued in the future, would be classified as liabilities as well, effective with the granting of the registration rights. The fair value of the derivative liabilities at the date of issuance of the warrants and the granting of registration rights and at March 31, 2006 is as follows:

                                At Issuance   At March 31, 2006
                               ------------  ------------------
     Freestanding warrants     $  6,017,350          $        -
     Liquidated damages             577,659             594,285
     Other outstanding
      Options and warrants        2,506,994                   -

     The Company used the following assumptions to measure the identified derivatives as follows:

     Freestanding warrants

                                At Issuance   At March 31, 2006
                               ------------   -----------------
     Market price:             $       2.40        $       0.23
     Exercise price:           $       1.00        $       1.00
     Term:                          3 years          2.08 years
     Volatility:                         39%                 39%
     Risk-free interest rate:          2.78%               4.82%
     Number of warrants:          3,985,000           3,985,000

     Liquidated damages

                                At Issuance   At March 31, 2006
                               ------------   -----------------
     Market price:             $       2.40        $       0.23
     Exercise price:           $       2.40        $       0.23
     Term:                       4.08 years          2.92 years
     Volatility:                         39%                 39%
     Risk-free interest rate:          2.78%               4.82%
     Maximum liability:        $  1,952,650        $  1,952,650

     Other options and warrants

                                At Issuance    At March 31, 2006
                               ------------    -----------------
     Market price:             $       2.40    $            0.34
     Exercise price:           $       1.00    $       1.00-2.40
     Term:                        4-5 years      3.75-4.67 years
     Volatility:                         39%                  39%
     Risk-free interest rate:          2.78%                4.82%
     Outstanding other
      options and warrants        1,566,871            1,916,871

     During December 2005, in connection with the issuance of the convertible debentures, the Company determined that the conversion feature of the of the convertible debentures represents an embedded derivative since the note is convertible into a variable number of shares upon conversion and, among other things, a liquidated damage clause contained in the registration rights agreement requires the Company to pay 2% per month of the outstanding principal amount of the notes, in cash or shares of the common stock to the note holders in the event that a registration statement covering the shares underlying the convertible notes and warrants is not declared effective within 5 months of the initial filing of our registration statement. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Furthermore, the warrants could be converted in cash if certain events occur, such as a provision which require compensation for buy-in on failure to timely deliver shares issued pursuant to the exercise of warrants, whereas we reimburse the warrant holders for shares they purchase on the market at the market price for shares issued pursuant to the exercise of warrants we fail to issue in a timely manner. This compensation may be paid in shares of common stock or cash.

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

     Reset Feature Following Subsequent Financing: 10%, which is the effective discount to market value we would offer in the event we provide for a subsequent private placement financing.

     Liquidated Damage Clause: 38%, which is the difference, in months between the time the underlying shares are free-trading and the grace period to obtain a registration statement, multiplied by the liquidated damage rate of 2% per month.

     Mandatory Premium Upon Default: 30%

     The fair value of the derivative liabilities at the date of issuance of the convertible debentures and at March 31, 2006 are as follows:

                                       At Issuance   At March 31, 2006
                                      ------------   -----------------
     Freestanding warrants            $  6,181,608        $  2,901,571
     Embedded Conversion Features        7,375,880           7,597,536

     The Company used the following assumptions to measure the identified derivatives as follows:

     Embedded conversion features

                                  At Issuance    At March 31, 2006
                                 ------------    -----------------
     Market price:               $      0.488         $       0.23
     Conversion price:           $     0.4544         $       0.21
     Term:                            5 years           4.67 years
     Volatility:                           39%                  39%
     Risk-free interest rate:            4.39%                4.82%
     Maximum liability:
     Principal debentures:       $  7,000,000         $  7,000,000
     Default interest rate:         3,500,000            3,266,900
     Reset feature:                   700,000              700,000
     Liquidated damages:            2,660,000            2,660,000
     Default premium:               2,100,000            2,100,000

     Freestanding warrants

     The derivative liability amounts to the fair value of the warrants issuable upon exercise, assuming that the underlying shares will not be timely registered. We computed the fair value of this embedded derivative using the Black Scholes valuation model with the following assumptions:

                                  At Issuance    At March 31, 2006
                                 ------------    -----------------
     Market price:               $      0.488         $       0.23
     Exercise price:             $      0.001         $      0.001
     Term:                            5 years           4.67 years
     Volatility:                           39%                39.0%
     Risk-free interest rate:            4.39%                4.82%

     The aggregate fair value of the warrants and embedded conversion features amounted to approximately $13.6 million at the date of issuance which exceeded the principal amount of the convertible debentures by $6.6 million. This excess amount has been recorded as liability and a corresponding increase to interest expense.

     The aggregate fair value of all derivative liabilities upon issuance of the various debt and equity instruments, less amounts allocated to the net proceeds of the issuance of common stock and convertible debentures, amounted to approximately $11.1 million at March 31, 2006. The decrease in fair value of the derivative liabilities between the measurement dates amounted to approximately $1.7 million and $360,000 during the three-month ended
     March 31, 2006 and 2005, respectively, and has been recorded as other income.

6)   STOCKHOLDERS' DEFICIT

     COMMON STOCK

     Shares issued pursuant to services

     During January 2006, the Company issued 75,000 shares to its former chief executive officer for services rendered. The fair value of such shares amounted to approximately $21,000 based on the quoted price of the Company's shares at the date of issuance.

     Conversion of shares for pre-merger liabilities

     In connection with the Mergers, the Company issued, in aggregate, 2,783,892 shares of common stock in satisfaction of liabilities incurred pursuant to notes payable, loan payable, and related accrued interest to related parties.

     OPTIONS

     In 2005, the Board of Directors adopted the Electronic Sensor Technology, Inc. 2005 Stock Incentive Plan. The purpose of the Stock Incentive Plan is to attract and retain the services of experienced and knowledgeable individuals to serve as our employees, consultants and directors. On the date the Stock Incentive Plan was adopted, the total number of shares of common stock subject to it was 5,000,000. The Stock Incentive Plan is currently administered by the Board of Directors, and may be administered by any Committee that authorized by the Board of Directors, so long as any such Committee is made up of Non-Employee Directors, as that term is defined in Rule 16(b)-3(b) of the Securities Exchange Act of 1934.

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

     All options outstanding at March 31, 2006 were fully-vested at January 1, 2006, with the exception of 250,000 options which vested upon the termination of our chief executive officer in January 2006. However, such options were cancelled, without being exercised, in April 2006. Accordingly, no expense associated with the outstanding options was recorded during the three-month period March 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2006.

The following discussion and other parts of this Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including the risk factors discussed in Exhibit 99.1 hereto, which is incorporated herein by reference, and factors discussed elsewhere in this report and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. All forward-looking statements are based on information currently available to the Company and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-QSB are the property of their respective owners.

--------------------------------------------------------------------------------

OVERVIEW

The Company is engaged in the development, manufacturing, and sales of a patented product called zNose(R); a device designed to detect and analyze chemical odors and vapors, or, in other words, an electronic "nose." We believe the zNose(R) is superior to other electronic "noses" because of its speed, specificity and sensitivity. The zNose(R) is capable of measuring and quantifying the chemistry of any compound, fragrance, vapor or odor with parts per trillion sensitivity in 10 seconds. We also believe the zNose(R) has the unique ability to quantify and speciate the subject chemical vapor by creating visual olfactory images. This enables the measured odor or vapor to be easily identified by the user.

We believe that our products will have broad applications in the homeland security, environmental and laboratory instrumentation markets. The Company is involved in ongoing product research and development efforts in that regard. The Company has also concentrated its efforts on further product development, testing and proving and assembling a sales and support organization.

The Company was originally incorporated under the laws of the state of Nevada as "Bluestone Ventures, Inc." on July 12, 2000. From inception until February 1, 2005, we engaged in the business of acquiring, exploring and developing certain mining properties in Ontario, Canada. Upon acquisition of Electronic Sensor Technology, L.P. ("ELP"), we abandoned our mining business and adopted ELP's business of developing, manufacturing and selling the vapor analysis device. Prior to the closing of the mergers, as discussed in the footnotes to the financial statements, on January 26, 2005, we changed our name to "Electronic Sensor Technology, Inc."

Our executive offices are located at 1077 Business Center Circle, Newbury Park, California 91320 and our telephone number is (805) 480-1994.

CRITICAL ACCOUNTING POLICIES

The Company records revenue from direct sales of products to end-users when the products are shipped, collection of the purchase price is probable and the Company has no significant further obligations to the customer. Costs of remaining insignificant Company obligations, if any, are accrued as costs of revenue at the time of revenue recognition. Cash payments received in advance of product shipment or service revenue are recorded as deferred revenue.

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

The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At March 31, 2006 no assets were impaired.

The Company accounts for liquidated damages pursuant to Emerging Issue Task Force ("EITF") 05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument", subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Pursuant to EITF 05-04, View C, the liquidated damages payable in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company also accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The valuation of such derivatives requires significant judgment. We exercise our judgment in determining the maximum liabilities associated with such derivatives as well as the expected volatility related to their fair value. We base our estimate of the maximum liabilities on our interpretation of the agreements related to the derivatives.

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

RESULTS OF OPERATIONS

The following tables sets forth, in $ and as a percentage of revenues, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                  Three Months Ended March 31
                                                  ---------------------------
     Statement of Operations Data:                    2006            2005
     ------------------------------------------   -----------     -----------
       Revenues................................           100%            100%
       Cost of Sales...........................            57%             68%
       Gross Profit............................            43%             32%

       Operating Expenses......................           186%            323%
       Loss From Operations....................          (143%)          (291%)
       Other Income (Expense)..................           180%         (2,341%)
       Net Income (Loss).......................            37%         (2,632%)

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Revenues are derived from product sales and product support services. For the three months ended March 31, 2006 revenues were $532,817, compared to $219,511 in 2005. The 143% increase in revenues results from an increase in the number of zNose(R) units shipped from 6 units in 2005 to 12 units in 2006 for the three month period. Also contributing to the increase in revenues was a corresponding increase in sales from product support services.

Cost of Sales consist of product costs and expenses associated with product support services. For the first quarter period cost of sales was $301,592 for 2006 as compared to $149,962 in 2005. The improvement in cost of sales from 68% of 2005 revenues to 57% of 2006 revenues is attributed to production efficiencies and production economies of scales resulting in overhead being spread over a greater volume of production.

Gross profit was $231,225 for the three months ending March 31, 2006, compared to $69,549 for the same period in 2005. The increase of 2006 gross profit from 32% in 2005 to 43% of revenues is attributed to increased sales volume offset by higher product support costs.

Research and Development costs for first quarter 2006 were $211,799 versus $140,172 for 2005. The increase of $71,627 over 2005 R&D expenditures were mainly for increased personnel related expenses with additional research and development staff dedicated in the enhancements of existing products and new product development.

Selling, General and Administrative expenses for the three months ending March 31, 2006 were $780,092, compared to $567,950 for 2005. The $212,142 increase was due to the hiring of new employees necessitated by the growth of the business, expanded marketing activities, offset by a reduction in legal and related expenses incurred in connection with the company's reverse merger and IPO in 2005.

Interest expense for the first three months of 2006 was $730,391, as compared to $20,566 in 2005. The increase in interest expense is primarily due to the amortization of debt discount and stated interest associated with our convertible debentures, which were issued in December 2005.

Other income-derivatives primarily consist of the decrease in the fair value of derivative liabilities between the measurement dates. The increase in other income during the-three-month period ended March 31, 2006 when compared to prior period is primarily attributable to a decrease in the quoted price of our common stock. Please refer to Note 4 of our accompanying financial statements for further explanation of the origin and nature of such income. We are unable to determine whether we will record further decreases in the fair value of derivative liabilities in the foreseeable future, which would be recorded as other income-derivatives. Such decreases would be generally triggered by a decrease in the fair value of our stock price, upon satisfaction of liquidated damages pursuant to registration rights, or, possibly, upon satisfaction of our convertible debentures.

Other expense-derivatives primarily consist of the recognition of derivative liabilities we issued during the three-month period ended March 31, 2005. No derivatives were issued during the three-month period ended March 31, 2006. Please refer to Note 4 of our accompanying financial statements for further explanation of the origin and nature of such expenses. We believe that we will incur additional expenses associated with the fair value at issuance of financial instruments which will be recorded pursuant to derivative accounting. However, we are unable to determine the expected amount we would recognize pursuant to such issuances since their fair value is computed based on a number of assumptions, including, among others, the fair value of our stock price, expected term and exercise price of the financial instrument and expected volatility of our stock price, which will only be known at the date of issuance.

LIQUIDITY AND CAPITAL RESOURCES

In the first three months of 2006, net cash used by the Company for operating activities was $609,140. In the first three months of 2005, cash used by Company operations was $708,860. Cash used in the first three months of 2006 was comprised of the net income earned for the three-month period of $195,773, less net non-cash items of $1,022,155 plus the net change in operating assets and liabilities of $217,240. Cash used in operations in the three months of 2005 was comprised of the net loss of $5,776,826, plus net non-cash expenses of $5,132,550, less the net change in operating assets and liabilities of $64,584.

Investing activities provided cash of $605,754 in the first three months of 2006 and used $939,631 during the same period in 2005. In both 2006 and 2005, cash was used to purchase of equipment. In 2005, $900,651 was used to purchase a certificate of deposit as collateral for the company's line of credit. Whereas in 2006, $668,678 was provided due to a reduction in the amount of collateral required for the company's line of credit.

There were no financing activities for the first three months of 2006. In first quarter 2005, financing activities provided cash of $3,501,708 primarily from the issuance of common stock.

On March 31, 2006 the Company's cash (including cash equivalents) was $4,216,536, compared to $1,879,647 on March 31, 2005. The Company had a working deficit on March 31, 2006 of $5,991,231. The working deficit includes $11,093,393 for derivative liabilities - excluding this amount from current liabilities, the Company's working capital would be $5,102,162. The Company's working deficit at March 31, 2005 was $7,868,032 - excluding derivative liabilities, working capital would be $1,074,381.

The Company has a credit facility in place with East West Bank for $500,000. The entire credit line was available at March 31, 2006.

Although the Company possesses a bank operating line of credit, there can be no assurance that these proceeds will be adequate for our future capital needs. There can be no assurance that any required or desired financing will be available through any other bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company's shares.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Vice President of Finance and Administration concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 75,000 shares of common stock to our former President and Chief Executive Officer, Matthew Collier, on January 25, 2006. Details regarding this issuance are included in the Current Report on Form 8-K that we filed on January 31, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no material defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of security holders.

ITEM 5. OTHER INFORMATION

There is no other information to report.

ITEM 6. EXHIBITS

Exhibit No.  Description
-----------  -------------------------------------------------------------------
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

99.1         Risk Factors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ELECTRONIC SENSOR TECHNOLOGY, INC.


Dated: May 11, 2006                        By: /s/ Teong C. Lim
                                               ---------------------------------
                                           Name:  Teong C. Lim
                                           Title: Chief Executive Officer
                                                  (Principal Executive Officer)


Dated: May 11, 2006                        By: /s/ Francis Chang
                                               ---------------------------------
                                           Name:  Francis Chang
                                           Title: Vice President, Finance and
                                                  Administration
                                                  (Principal Accounting Officer)