Form 10QSB
period 2006-06-30
Electronic Sensor Technology, Inc
filed 2006-08-16
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
              54,173,745 shares of common stock as of July 31, 2006

     Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

================================================================================

----------
* We were not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act during the past 12 months because (i) our registered common stock was registered under the Securities Act during such period and was not registered under the Exchange Act, (ii) we did not have any registration statement that became effective during such period and (iii) we had less than 300 shareholders of record throughout such period. Although we were not required to do so, we voluntarily filed such reports with the Securities and Exchange Commission during such period. On March 24, 2006 we filed a registration statement on Form 10-SB to register our common stock pursuant to the Exchange Act, which we subsequently withdrew pursuant to the request of the Securities and Exchange Commission until our registration statement on Form SB-2, for which an amendment was last filed on May 1, 2006, is declared effective. Once our registration statement on Form SB-2 is declared effective, we plan to file another registration statement on Form 10-SB to register our common stock pursuant to the Exchange Act. Once our registration statement on Form 10-SB is effective, we will be subject to the filing requirements of the Securities Exchange Act.

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheet (Unaudited) as of June 30, 2006                   F-1

Consolidated Statements of Operations (Unaudited) for the Three and Six
 Months Ended June 30, 2006 and 2005                                         F-2

Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended
 June 30, 2006 and 2005                                                      F-3

Notes to Consolidated Financial Statements                                   F-4

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $    3,735,141
  Certificate of deposit-restricted                                               250,000
  Accounts receivable, net of allowance for doubtful accounts of $17,700          280,149
  Prepaid expenses                                                                 36,721
  Inventories                                                                   1,164,020
                                                                           --------------
    TOTAL CURRENT ASSETS                                                        5,466,031
                                                                           --------------
DEFERRED FINANCING COSTS, net of amortization of $121,079                         709,176
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $935,874               162,950
SECURITY DEPOSITS                                                                  12,817
                                                                           --------------
                                                                           $    6,350,974
                                                                           ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                    $      454,726
  Credit line borrowings                                                          370,000
  Deferred revenues                                                               116,667
  Derivative liabilities                                                        4,087,959
                                                                           --------------
    TOTAL CURRENT LIABILITIES                                                   5,029,352
                                                                           --------------
CONVERTIBLE DEBENTURES, net of unamortized discount of $5,638,889               1,361,111
                                                                           --------------
  TOTAL LIABILITIES                                                             6,390,463
                                                                           --------------
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value 50,000,000 shares authorized,
   none issued and outstanding                                                          -
  Common stock, $.001 par value, 200,000,000 shares authorized,
   54,173,745 issued and outstanding                                               54,174
  Additional paid-in capital                                                   (1,949,780)
  Accumulated deficit                                                           1,856,117
                                                                           --------------
    TOTAL STOCKHOLDERS' DEFICIT                                                   (39,489)
                                                                           --------------
                                                                           $    6,350,974
                                                                           ==============

                 See notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Six Months Ended               Three Months Ended
                                                             June 30,                        June 30,
                                                 ------------------------------  ------------------------------
                                                      2006            2005            2006           2005
                                                 --------------  --------------  --------------  --------------
                                                                   (Restated)                       (Restated)
REVENUES                                         $    1,154,224  $      651,652  $      621,407  $      432,141
COST OF SALES                                           592,714         375,086         291,122         224,800
                                                 --------------  --------------  --------------  --------------
GROSS PROFIT                                            561,510         276,566         330,285         207,341

OPERATING EXPENSES:
Research and development                                416,144         331,285         204,345         191,113
Selling, general and administrative                   1,436,961       1,103,030         656,651         535,163
                                                 --------------  --------------  --------------  --------------
TOTAL OPERATING EXPENSES                              1,853,105       1,434,315         860,996         726,276
                                                 --------------  --------------  --------------  --------------
LOSS FROM OPERATIONS                                 (1,291,595)     (1,157,749)       (530,711)       (518,935)
                                                 --------------  --------------  --------------  --------------

OTHER INCOME AND EXPENSE:
Other income - derivative                             1,683,119       4,263,950         462,922       4,144,400
Other expense - derivative                                    -      (2,298,501)              -               -
Gain (loss) on sale of property and equipment                 -           9,287               -          (3,970)
Interest expense                                     (1,416,279)        (34,271)       (685,887)        (13,706)
                                                 --------------  --------------  --------------  --------------
TOTAL OTHER INCOME AND EXPENSE                          266,840       1,940,465        (222,965)      4,126,724
                                                 --------------  --------------  --------------  --------------
NET INCOME (LOSS)                                $   (1,024,755) $      782,716  $     (753,676) $    3,607,789
                                                 ==============  ==============  ==============  ==============
Earnings (loss) per share, basic                 $        (0.02) $         0.01  $        (0.01) $         0.07
                                                 ==============  ==============  ==============  ==============
Weighted average number of shares, basic             54,159,945      53,304,475      54,173,745      53,968,643
                                                 ==============  ==============  ==============  ==============
Earnings (loss) per share, diluted               $        (0.02) $         0.01  $        (0.01) $         0.07
                                                 ==============  ==============  ==============  ==============
Weighted average number of shares, diluted           54,159,945      53,304,475      54,173,745      53,968,643
                                                 ==============  ==============  ==============  ==============

                 See notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                               ----------------------------------
                                                                                     2006               2005
                                                                               ---------------    ---------------
                                                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $    (1,024,755)   $       782,716
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                                       18,865              5,605
    Issuance of shares for services                                                     21,000                  -
    Amortization of debt discount                                                    1,166,667                  -
    Amortization of deferred financing costs                                           103,782                  -
    Recognition of derivative liabilities                                                    -          2,298,501
    Decrease in fair value of derivative liability                                  (1,683,119)        (4,263,950)
  Changes in assets and liabilities:
    Accounts receivable                                                                185,625            (98,020)
    Inventories                                                                       (224,400)           (12,502)
    Prepaid expenses                                                                    33,214             (9,361)
    Security deposits                                                                        -                140
    Accounts payable and accrued expenses                                              (26,072)            46,842
    Deferred revenues                                                                  (25,000)           (25,000)
    Due to related party                                                                     -            (60,000)
    Interest payable                                                                         -            (26,961)
    Other current liabilities                                                                -             (2,626)
                                                                               ---------------    ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 (1,454,193)        (1,364,616)
                                                                               ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in restricted security deposit                                 668,678                  -
    Proceeds from sale of property and equipment                                             -             30,280
    Purchase of property and equipment                                                 (69,265)           (77,780)
                                                                               ---------------    ---------------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  599,413            (47,500)
                                                                               ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in line of credit                                              370,000           (200,000)
    Repayment of partners' loans payable                                                     -           (110,000)
    Proceeds from issuance of common stock                                                   -          3,811,708
                                                                               ---------------    ---------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                            370,000          3,501,708
                                                                               ---------------    ---------------
NET INCREASE (DECREASE) IN CASH                                                       (484,780)         2,089,592
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       4,219,921             26,430
                                                                               ---------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $     3,735,141    $     2,116,022
                                                                               ===============    ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                                   $       282,236    $        40,870
                                                                               ===============    ===============
NON-CASH FINANCING ACTIVITIES
  Fair Value of derivative liabilities issued in connection with issuance of
   shares of common stock                                                      $             -    $             -
                                                                               ===============    ===============

                 See notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                                  June 30, 2006

1)   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2005, included in the Annual Report filed on Form 10-KSB for the year then ended, which will be amended and such financial statements restated in accordance with the Current Report filed on Form 8-K on August 14, 2006.

     In the opinion of the management of Electronic Sensor Technology, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2006, and the results of operations and cash flows for the six-month period ending June 30, 2006 have been included. The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005, which will be amended and such financial statements restated in accordance with the Current Report filed on Form 8-K on August 14, 2006.

2)   RESTATEMENT OF JUNE 30, 2005 FINANCIAL STATEMENTS

     On August 14, 2006 and March 17, 2006, we filed Current Reports on Form 8-K stating that the financial statements contained in our Quarterly Report on Form 10-QSB for the interim period ended June 30, 2005 (in addition to the financial statements for the fiscal year ended December 31, 2005 and the interim periods ended March 31, 2005, September 30, 2005 and March 31,
     2006) should not longer be relied upon as we did not properly account for certain liquidated damages associated with a $3.985 million private placement of warrants and shares of our common stock that occurred in February 2005. In determining the proper accounting for the liquidated damages, we are considering the guidance contained in Emerging Issue Task Force ("EITF") 05-04 View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument", subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The restated amounts presented in this Quarterly Report and contained on the Consolidated Statement of Operations reflects the balances for "Other income-derivative" and "Other expense-derivative" for the three- and six-month periods ended June 30, 2005, in accordance with the foregoing. Correspondingly, the restated amount on the Consolidated Statement of Cash Flows properly reflects the amount related to the fair value of derivative liabilities for the six-months period ended June 30, 2005. See Note 6 - Derivative Liabilities, for further information on the accounting and measurement of the derivative liabilities associated with the February 2005 private placement of warrants and shares of our common stock, as well as those associated with the December 2005 private placement of warrants and convertible debentures, and related agreements.

3)   BASIS OF CONSOLIDATION

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

     For accounting purposes, the transaction was treated as a recapitalization of EST and accounted for as a reverse acquisition. Accordingly, the accompanying financial statements include the accounts of EST for the period from January 1, 2005 to June 30, 2006 and the accounts of Bluestone from February 1, 2005 to June 30, 2006.

4)   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   NATURE OF BUSINESS

          The Company develops and manufactures electronic devices used for vapor analysis. It markets its products through distribution channels in over 20 countries.

     b)   CASH AND CASH EQUIVALENTS

          The Company considers highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents.

     c)   LINE OF CREDIT

          The Company has a revolving line of credit agreement for borrowings up to $500,000. The line of credit is secured and collateralized with a certificate of deposit in the amount of $250,000. The line of credit had borrowings of $370,000 against it at June 30, 2006. The line of credit expires on March 31, 2007.

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

     k)   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The fair value of certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their carrying values due to the short maturity of these instruments. The fair value of the convertible debentures issued by the Company in December 2005 amounts to $7,000,000, based on the Company's incremental borrowing rate. The carrying value of the derivative liabilities associated with the convertible debentures represents its fair value.

     l)   LONG-LIVED ASSETS

          The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At June 30, 2006 no assets were impaired.

     m)   DERIVATIVE LIABILITIES

          The Company accounts for its liquidated damages granted pursuant to a separate registration rights agreement pursuant to Emerging Issue Task Force ("EITF") 05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument", subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Pursuant to EITF 05-04, View C, liquidated damages payable in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative.

          The Company accounts for liquidated damages granted pursuant to registration rights which are not included in a separate registration right agreement as a combined unit with the warrants which are contemporaneously issued with the registration rights pursuant to SFAS 133 "Accounting for Derivative and Hedging Activities" and EITF 00-19.

          The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value, at issuance and at each subsequent balance sheet date, and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities, which are measured at the balance sheet date, are recognized as other expense or other income, respectively.

          Embedded conversion features represent embedded derivatives which are separated from their host and accounted for as derivatives. An embedded derivative instrument may consist of:

               1) The underlying is an interest rate that alters net interest payments such that they could at least double the investor's initial rate of return on the host contract, such as an interest bearing debenture, and that is at least twice what would otherwise be the market return for a contract that has the same terms as the host contract and that involves a debtor with similar credit quality;

               2) The underlying is a an debt instrument which provides for non-standard anti-dilution provisions upon conversion of a debt instrument into equity, such as anti-dilution provisions which reset to a lower conversion price than initially stated in the debt instrument in the event of a subsequent financing with a lower effective price which classify the debt instrument as non-conventional debt;

               3) The underlying is a debt instrument which provides for variable number of shares upon conversion of a debt instrument into equity;

               4) The underlying is an instrument which provides for acceleration of the repayment of a principal on a debt instrument that requires principal repayments if the debt involves a substantial premium and the acceleration is only contingently exercisable and is not indexed to interest rates or credit risk.

          Freestanding warrants may be recorded as derivative liabilities if they allow for net-cash settlement or if they give the counterparty a choice of net-cash or physical settlement or would not qualify for the following conditions for equity classification, among others:

               1) The Company does not have sufficient authorized and unissued shares available to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding;

               2) The contract does not contain an explicit limit on the number of shares to be delivered in a share settlement;

               3) The contract provides for cash payments to the counterparty in the event the Company fails to make timely filings with the SEC.

          In June 2005, the Financial Accounting Standard Board issued EITF 05-04. EITF 05-04 addresses the question as to whether liquidated damages pursuant to a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this matter and allows for the treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of May 31, 2006, the FASB still has not rescheduled EITF 05-04 for further discussion.

          In connection with the issuance of a convertible debentures and related warrants, we granted liquidated damages pursuant to a separate registration right agreement. The Company adopted View C of EITF 05-04. Accordingly, the liquidated damages pursuant to this registration right agreement were evaluated as a stand alone financial instrument. This treatment did not have a significant different effect than if the Company would have adopted View A or B, because the classification of the warrants and certain embedded features of the convertible debentures were classified as derivative liabilities. The Company believes that should the FASB staff reach a consensus on EITF 05-04 and select combined treatment (View A or B), the embedded conversion features and the warrants will have to be evaluated as a combined unit with the liquidated damages pursuant to the registration rights agreement, and accordingly, be evaluated as derivative liabilities. The Company does not believe that its measurement of the derivative liabilities under View A or View B would significantly differ from its measurement of the derivative liabilities under View C in these circumstances.

          The classification of each contract (e.g., embedded conversion feature, liquidated damage, freestanding warrant) is reassessed at each balance sheet date. If the classification required under EITF 00-19 changes as a result of events during the period (if, for example, as a result of issuing an instrument which is convertible into an undeterminable amount of shares we cannot ascertain that we have a sufficient amount of authorized but unissued shares to satisfy the maximum number of shares that could be required to net-share settle the contract), the contract is reclassified as of the date of the event that caused the reclassification. If a contract is reclassified from permanent or temporary equity to an asset or liability, the change in fair value of the contract during the period the contract was classified as equity is accounted for as an adjustment to stockholders' equity. The contract is subsequently marked to fair value through earnings. If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as asset or liability is not reversed.

          Additionally, because there is no explicit number of shares that are to be delivered upon satisfaction of the liquidated damages, the Company is unable to assert that it had sufficient authorized and unissued shares to settle the liquidated damages. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants and options as well as those issued in the future, would be classified as liabilities as well, effective with the granting of the registration rights

     n)   BASIC AND DILUTED EARNINGS PER SHARE

          Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants embedded conversion features (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 66,982,944 and 5,576,871 at June 30, 2006 and 2005, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at June 30, 2006 and 2005, respectively, are excluded from the loss per share computation for that period due to their antidilutive effect.

          The following sets forth the computation of basic and diluted earnings per share at June 30:

                                                                     2006                2005
                                                               ----------------    ----------------
          Numerator:
            Net income (loss)                                  $     (1,024,755)   $        782,716
            Net other income/expense associated with
             derivative contracts                                     1,683,119           1,965,449
                                                               ----------------    ----------------
            Net income (loss) for diluted earnings per share
             purposes                                          $     (2,707,874)   $     (1,182,773)
                                                               ================    ================

          Denominator:
            Denominator for basic earnings per share-
             Weighted average shares outstanding                     54,159,945          53,304,475
            Effect of dilutive warrants, embedded
             conversion features and liquidated damages                       -                   -
                                                               ----------------    ----------------
            Denominator for diluted earnings per share-
             Weighted average shares outstanding                     54,159,945          53,304,475
                                                               ================    ================
          Basic earnings (loss) per share                      $          (0.02)   $          (0.02)
                                                               ================    ================
          Diluted earnings (loss) per share                    $          (0.02)   $          (0.02)
                                                               ================    ================

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

5)   CONVERTIBLE DEBENTURES

     During December 2005, we issued in a private offering, $7,000,000 aggregate principal amount of convertible debentures due December 7, 2009. The convertible debentures are convertible at any time on or prior to the maturity date at the option of the debenture holder at a conversion price of $0.4544 and can be redeemed at the lesser of $0.4544 or 90% of the average of the volume weighted average price for the 20 consecutive trading days immediately prior to the conversion date. The Company received $7,000,000 in cash as consideration. The convertible debentures bear interest at 8%, payable in cash or stock, at the Company's option, and are required to be redeemed in 9 equal quarterly payments commencing January 1, 2008, in cash or stock, at the Company's option. If the Company chooses to pay interest on or redeem the debentures in shares of the Company's common stock, rather than in cash, the conversion rate for such stock payment is the lesser of $0.4544 and 90% of the average of the volume weighted average price for the 20 consecutive trading days immediately prior to the interest payment or redemption date, as applicable.

     In connection with the issuance of the convertible debentures, the Company issued five-year warrants to purchase 12,130,314 shares of common stock at an exercise price of $0.4761 per share. Furthermore, the Company granted liquidated damages pursuant to a registration rights agreement.

     The convertible debentures and related agreements provide, among other things, for:

          1) Liquidated damages amounting to 2% per month of the outstanding principal amount, payable in cash or stock, to the debenture holders in the event that a registration statement covering the shares underlying the convertible debentures is not declared effective within 150 days of the date the debentures were issued (although a registration statement covering the shares underlying the convertible debentures has not been declared effective as of June 30, 2006, no claims for liquidated damages have been received from the debenture holders). The liquidated damages are payable in cash monthly or if unpaid, bear interest at 18% per annum. If unpaid by January 1, 2008 and thereafter, they may be converted in shares of common stock at the same prevailing rate as the remaining principal amount of the convertible debentures;

          2) Default interest rate of 18% and a default premium of 30% of the principal amount of the debentures, payable in cash or stock. Events of default include, among other things, if a payment, whether cash or stock is not paid on time and cured within three days, if the Company's common stock is not quoted for trading for at least five trading days, if a registration is not effective within 180 days after December 7, 2005 (although a registration statement covering the shares underlying the convertible debentures has not been declared effective as of June 30, 2006, no claims for liquidated damages have been received from the debenture holders). The default interest rate and the default premium may be converted in shares of common stock at the same prevailing rate as the remaining principal amount of the convertible debentures;

          3) A reset feature of the conversion price in the event of a subsequent equity or convertible financing with an effective price lower than the debenture conversion price, whereby the aforementioned variable conversion price of the convertible debentures is adjusted to the new lower effective price of the subsequent equity or convertible financing;

          4) The warrants require that the Company reimburse any holder of a warrant in respect of any trading loss resulting from the failure of the Company to timely deliver shares issued pursuant to the exercise of warrants. This compensation may be paid in shares of common stock or cash. The exercise price of the warrants, which is $0.4761 per share at the date of the agreement, may be reduced to $0.001 per share, at a monthly rate $0.03 per share if the registration statement we are required to file at the request of the warrant holders with respect to the common stock underlying the warrants is not declared effective within six months of the date of issuance of the warrants.

     In connection with the issuance of the convertible debentures, we issued 485,213 warrants to a company in partial consideration for financial advisory services, as well as paid $490,000 to this company. The warrants have the same terms as those granted to the debenture holders. The fair value of the warrants at the date of issuance amounted to approximately $136,000. We also incurred approximately $102,500 in additional professional fees relating to the issuance of the convertible debentures and warrants. The payments of professional fees and the fair value of the warrants, aggregating approximately $729,000 have been recorded as deferred financing costs. The deferred financing costs are amortized over the term of the convertible debentures. The amortization of deferred financing costs approximated $121,000 at June 30, 2006.

     See Note 6 - Derivative Liabilities for further information on the accounting and measurement of the derivative liabilities associated with the issuance of the convertible debentures and related agreements.

     We recognized a debt discount of $7,000,000 at the date of issuance of the convertible debentures and the excess amount has been recorded as liability and a corresponding increase to other expense. The debt discount is recognized over the term of the convertible debentures.

6)   DERIVATIVE LIABILITIES

     FEBRUARY 2005 TRANSACTION

     During February 2005, we recognized derivative liabilities of approximately $6.0 million pursuant to the issuance of 3,985,000 freestanding warrants and granting certain registration rights which provided for liquidated damages in the event of failure to timely register the shares in connection with the issuance of shares of common stock and the related warrants.

     There are no liquidated damages provided for untimely effectiveness of the registration of shares pursuant to piggy-back registration rights. The Company intends to register all shares and warrants pursuant to the subscriber piggy-back registration rights.

     The agreement pursuant to which the warrants were issued and the registration rights were granted provided for liquidated damages pursuant to demand registration rights in the event of a failure to timely register the shares after demand is made by the holders of a majority of the warrants and shares of common stock issued pursuant to such agreement. The demand registration rights of these investors are such that if the Company fails to register the investors shares, including the shares underlying the warrants, the Company will pay a cash penalty amounting to 1% of the amount invested per month, $39,850, if the registration statement is not filed within 60 days of demand or is not declared effective within 150 days from the date of initial filing. The maximum liability associated with the liquidated damages amounts to 49% of the gross proceeds associated with the issuance of shares of common stock, which amounts to $1,952,650. The percentage of liquidated damages amounts to the difference between 60 months, which is the inherent time limitation under which the underlying shares would be free-trading (three year term and two year holding period) and 11 months, which is the grace period for registering the shares (no demand permitted for four months, two-month period to file and five-month period to become effective), times the penalty percentage, which is 1%. The Company believes that the likelihood that it will incur any liabilities resulting from the liquidated damages pursuant to the demand registration rights is remote considering that it will register the shares and the shares underlying the warrants pursuant to piggy-back registration rights, which do not contain liquidated damages.

     Because the registration rights were not granted under a separate registration rights agreement, we considered those features in evaluating whether the associated warrants should be classified as derivative liabilities. Considering that the amount of the maximum penalty is 49%, the Company cannot conclude that that this discount represents a reasonable approximation of the difference between registered and unregistered shares under paragraph 16 of EITF 00-19. Accordingly, the warrants issued in connection with the February 2005 transaction are considered derivative liabilities.

     The fair value of the warrants issued in connection with the February 2005 transaction at the date of issuance of the warrants and the granting of registration rights and at June 30, 2006 is as follows:

                                        At issuance        At June 30, 2006
                                    -------------------  -------------------
     Freestanding warrants                $   6,017,350        $           0

     The Company used the following assumptions, using the Black Scholes Model to measure the identified derivatives as follows:

     Freestanding warrants

                                   At issuance       At June 30, 2006
                                 ---------------    ------------------
     Market price:                  $       2.40          $       0.19
     Exercise price:                $       1.00          $       1.00
     Term:                               3 years            1.58 years
     Volatility:                              39%                   39%
     Risk-free interest rate:               2.78%                 5.13%
     Number of warrants:               3,985,000             3,985,000

     DECEMBER 2005 TRANSACTION

     During December 2005, in connection with the issuance of the convertible debentures, the Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Because there is no explicit number of shares that are to be delivered upon satisfaction of the convertible debentures and that there is no cap on the number of shares to be delivered upon expiration of the contract to a fixed number, the Company is unable to assert that it had sufficient authorized and unissued shares to settle its obligations under the convertible debentures and therefore, net-share settlement is not within the control of the Company. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

     The  embedded conversion features are as follows:

     Default Interest Rate and Premium: The default interest rate is 18% while the stated rate of the convertible debentures is 8%. Additionally, the Company is liable to pay for a premium amounting to 30% of the principal amount of the convertible debentures in the event of default. This embedded derivative could at least double the investor's initial rate of return on the host contract and could also result in a rate of return that is at least twice what otherwise would be the market return for a contract that has the same terms as the host contract and that involves a debtor with similar credit quality. Furthermore, the default interest rate may be triggered by certain events of defaults which are not related to credit-risk-related covenants or the Company's creditworthiness (e.g., if a registration statement is not effective within 180 days after December 7,
     2005). The default provisions are effective, at the holders' option, upon an event of default. Although a registration statement covering the shares underlying the convertible debentures has not been declared effective as of June 30, 2006, the debenture holders have not notified the Company of an election to accelerate the debentures, nor have any claims for liquidated damages been received.

     Reset Feature Following Subsequent Financing: The debenture provides for a reset feature of the conversion price in the event of a subsequent equity or convertible financing with an effective price lower than the debenture conversion price, whereby the aforementioned variable conversion price of the convertible debentures is adjusted to the new lower effective price of the subsequent equity or convertible financing , which amounts to 10% of the shares issuable pursuant to the convertible debentures, which is the effective discount to market value we would offer in the event we provide for a subsequent private placement financing. This reset does not constitute a standard anti-dilution provision and is indexed to an underlying other than an interest rate or credit risk.

     Conversion Rate: The convertible debentures are convertible at a variable conversion price, which is the lesser of $0.4544 or 90% of the average of the volume weighted average price for the 20 consecutive trading days immediately prior to the conversion date. The convertible debentures are convertible at any time on or prior to the maturity date at the option of the debenture holder. The implied conversion embedded feature amounts to a conversion discount of 10% to market.

     The Company believes that the aforementioned embedded derivatives meet the criteria of SFAS 133, including Implementation issue No. B16 and EITF 00-19, when appropriate, and should be accounted for as derivatives with a corresponding value recorded as a liability.

     In connection with the issuance of the convertible debentures, the Company issued warrants to the debenture holders. The related warrants require that the Company reimburse any holder of a warrant in respect of any trading loss resulting from the failure of the Company to timely deliver shares issued pursuant to the exercise of warrants. This compensation may be paid in shares of common stock or cash. Accordingly, we have accounted for such warrants as derivatives.

     In connection with the issuance of the convertible debentures, the Company granted liquidated damages pursuant to a registration rights agreement. The liquidated damages amount to 2% per month of the outstanding principal amount, payable in cash or stock, to the debenture holders in the event that a registration statement covering the shares underlying the convertible debentures is not declared effective within 150 days of the date the debentures were issued (although a registration statement covering the shares underlying the convertible debentures has not been declared effective as of June 30, 2006, no claims for liquidated damages have been received from the debenture holders). The liquidated damages are payable in cash monthly or if unpaid, bear interest at 18% per annum. If unpaid by January 1, 2008 and thereafter, they may be converted in shares of common stock at the same prevailing rate as the remaining principal amount of the convertible debentures. Pursuant to View C of EITF 05-04 the liquidated damages are accounted for as a separate derivative. While the liquidated damages may be settled in stock if unpaid by January 1, 2008, the Company determined that it was more likely that they would be paid in cash shortly after their occurrence and has used such assumption in measuring the fair value of the derivative liability associated with the liquidated damages.

     Additionally, because there is no explicit number of shares that are to be delivered upon satisfaction of the convertible debentures, the Company is unable to assert that it had sufficient amount of authorized and unissued shares to settle its obligations under the convertible debentures. Accordingly, all of the Company's previously issued and outstanding instruments, such as warrants, as well as those issued in the future, would be classified as liabilities as well, effective with the issuance of the convertible debentures and until the Company is able to assert that it has a sufficient amount of authorized and unissued shares to settle its obligations under all outstanding instruments. At the date of the issuance of the convertible debentures, the Company had 1,941,871 warrants outstanding which were classified as derivatives.

     The fair value of the derivative liabilities at the date of issuance of the convertible debentures and at June 30, 2006 are as follows:

                                       At Issuance      At June 30, 2006
                                   ------------------  ------------------
     Freestanding warrants               $  3,532,348        $    756,932
     Embedded conversion features           3,463,542           4,359,649
     Liquidated damages                       192,500             192,500
     Other outstanding warrants               143,268                   0

     The Company used the following methodology to value the embedded conversion features and liquidated damages:

     It estimated the discounted cash flows payable by the Company, using probabilities and likely scenarios, for event of defaults triggering the 30% penalty premium and 18% interest accrual, subsequent financing reset, and liquidated damages, such as the untimely effectiveness of a registration statement. If the additional cash consideration was payable in cash or stock, it determined the amount of additional shares that would be issuable pursuant to its assumptions. The Company will revisit the weight of probabilities and the likelihood of scenarios at each of the measurement dates of the derivative liabilities, which are the balance sheet dates.

     The Company used the following assumptions to measure the identified derivatives, using the Lattice valuation model, as follows:

     Embedded conversion features

                                  At issuance      At June 30, 2006
                                ---------------   ------------------
     Market price:                  $    0.4880        $        0.19
     Conversion price:              $    0.4544        $        0.17
     Term:                              4 years           3.42 years
     Volatility:                             39%                  39%
     Risk-free interest rate:              4.39%                5.13%

     Freestanding warrants

     The derivative liability amounts to the fair value of the warrants issuable upon exercise, assuming that the underlying shares will not be timely registered. We computed the fair value of this embedded derivative using the Black Scholes valuation model with the following assumptions:

                                  At issuance      At June 30, 2006
                                ---------------   ------------------
     Market price:                  $     0.488        $        0.19
     Exercise price:                $    0.4761        $        0.34
     Term:                              5 years           4.42 years
     Volatility:                             39%                  39%
     Risk-free interest rate:              4.39%                5.13%

     We adjusted the effective exercise price to reflect the contractual adjustment assuming that the warrants will most likely be registered during the fourth quarter of 2006.

     Liquidated damages

     The liquidated damages, payable in cash, are valued using the weighting probabilities and likely scenarios to estimate the amount of liquidated damages and were valued at approximately $192,500 at the date of the grant of the registration rights and at June 30, 2006.

     The aggregate fair value of the derivative liabilities associated with the warrants, embedded conversion features, and liquidated damages in connection with the issuance of the convertible debentures and related agreements amounted to approximately $7.05 million at the date of issuance which exceeded the principal amount of the convertible debentures by approximately $50,000. The Company recognized $7,000,000 as debt discount and the excess amount has been recorded as other expenses. Additionally, approximately $136,000 of the fair value of the warrants was recorded as deferred financing costs.

     The aggregate fair value of all derivative liabilities upon issuance of the various debt and equity instruments amounted to $13.3 million, of which $10.7 million was allocated to the net proceeds of the issuance of common stock and convertible debentures, $2.4 million was allocated to other expenses and approximately $136,000 was allocated to deferred financing costs.

     The decrease in fair value of the derivative liabilities between measurement dates, which are the date of issuance of the various debt and equity instruments and the balance sheet date, which is June 30, 2006 amounted to approximately $8.7 million and has been recorded as other income.

7)   STOCKHOLDERS' DEFICIT

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

     All options outstanding at June 30, 2006 were fully-vested at January 1, 2006, with the exception of 500,000 options held by our former Chief Executive Officer, Matthew Collier, and 250,000 options held by the Chairman of our Board of Directors, James Frey. Upon the termination of our Chief Executive Officer in January 2006, 200,000 of his options vested, but were cancelled, without being exercised, in April 2006. However, such options were cancelled, without being exercised, in April 2006. Accordingly, no expense associated with the outstanding options was recorded during the six-month period June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2006, which will be amended and such financial statements restated in accordance with the Current Report filed on Form 8-K on August 14, 2006.

The following discussion and other parts of this Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including the risk factors discussed in Exhibit 99.1 hereto, which is incorporated herein by reference, and factors discussed elsewhere in this report and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, which will be amended and such financial statements restated in accordance with the Current Report filed on Form 8-K on August 14, 2006. All forward-looking statements are based on information currently available to the Company and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-QSB are the property of their respective owners.

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

The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At June 30, 2006 no assets were impaired.

The Company accounts for liquidated damages granted pursuant to a separate registration rights agreement pursuant to Emerging Issue Task Force ("EITF") 05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument", subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Pursuant to EITF 05-04, View C, liquidated damages payable in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. The Company accounts for liquidated damages granted pursuant to registration rights which are not included in a separate registration right agreement as a combined unit with the warrants which are contemporaneously issued with the registration rights pursuant to SFAS 133, "Accounting for Derivative and Hedging Activities" and EITF 00-19. The Company also accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities, which are measured at the balance sheet date, are recognized as other expense or other income, respectively. The valuation of such derivatives requires significant judgment. We exercise our judgment in determining the maximum liabilities associated with such derivatives as well as the expected volatility related to their fair value. We base our estimate of the maximum liabilities on our interpretation of the agreements related to the derivatives.

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

The terms of the convertible debentures and warrants that we issued in a private placement on December 7, 2005 required that we register the shares of our common stock underlying such debentures and warrants within 180 days of the date of issuance of the debentures and warrants, as described more fully in the notes to the consolidated financial statements contained in this Quarterly Report. The failure to do so is an event of default under the debentures, giving the debenture holders the right to accelerate the debentures and receive a premium of approximately 30% of the outstanding amounts due under the debentures upon acceleration. The failure to do so also reduces the exercise price of the warrants by $0.03 per month until such registration statement is declared effective. In addition, the failure to register such shares within 150 days of the date of issuance of the debentures and warrants gives the holders the right to receive liquidated damages in the amount of 2% per month of the purchase price of the debentures and warrants, pursuant to a registration rights agreement, and the failure to pay such liquidated damages relating to the debentures is an event of default under the debentures. Although we have been working diligently to obtain effectiveness of our registration statement and continue to do so, we have thus far been unable to have such registration statement declared effective by the Securities and Exchange Commission. As such, the aforementioned penalties have been triggered.

At this time, the holders of the debentures and the warrants have the right to declare an acceleration of debentures and to receive a premium thereon. If the holders do so, we will owe them approximately $9.1 million, due and payable immediately upon such declaration by the holders. Under the terms of the warrants, the exercise prices of the warrants would have fallen from $0.4761 per share to approximately $0.4061 per share. Pursuant to the registration rights agreement, we would also owe the holders of the debentures and warrants approximately $466,000, plus interest thereon at a rate of 18% per annum. As of the present date, the holders of the debentures and warrants have not declared an event of default under the debentures, nor have they made any demand for payment of liquidated damages (although such demand is not required for the latter). We are currently in settlement negotiations for the forbearance of the exercise of the foregoing rights by the holders.

RESULTS OF OPERATIONS

The following tables sets forth, in $ and as a percentage of revenues, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                    SIX MONTHS ENDED JUNE 30
                                  ----------------------------
STATEMENT OF OPERATIONS DATA:         2006            2005
-------------------------------   ------------    ------------
  Revenues.....................            100%            100%
  Cost of Sales................             51%             58%
  Gross Profit.................             49%             42%
  Operating Expenses...........            161%            220%
  (Loss) From Operations.......           (112)%          (178)%
  Other Income ................             23%            298%
  Net Income (loss)............            (89)%           120%

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Revenues are derived from product sales and product support services. For the six months ended June 30, 2006 revenues were $1,154,224, compared to $651,652 in 2005. The 77% increase in revenues results mainly from an increase in the number of zNose(R) units shipped from 19 units in 2005 to 32 units in 2006 for the six-month period. Also contributing to the increase in revenues was a slight increase in sales from product support services.

Cost of Sales consist of product costs and expenses associated with product support services. For the six-month period, cost of sales was $592,714 for 2006 as compared to $375,086 in 2005. The increase in cost of sales was due to a greater volume of products shipped in the current year as compared to last year. The improvement in cost of sales as a percent of revenues, from 58% of 2005 revenues to 51% of 2006 revenues, is attributed to production efficiencies and production economies of scales resulting in overhead being spread over a greater volume of production - all of which contributed to a lower manufacture cost per unit.

Gross profit was $561,510 for the six months ending June 30, 2006, compared to $276,566 for the same period in 2005. The increase in gross profit was due to greater sales volume, and an increase in high-margin support services revenues over 2005. The improvement in 2006 gross profit from 42% in 2005 to 49% of revenues is attributed to greater labor utilization, which improved labor productivity and lowered the direct labor cost per manufactured unit.

Research and Development costs for the first six months of 2006 were $416,144 versus $331,285 for 2005. The increase of $84,859 in current year expenditures over 2005 were mainly for greater personnel related expenses incurred for enhancement of existing products and development of the Model 4300, the company's newest zNose(R) product that was introduced to market in June 2006.

Selling, General and Administrative expenses for the six months ending June 30, 2006 were $1,436,961, compared to $1,103,030 for 2005. The $333,931 increase was due to increased staffing required to support the growth of the company, incurrence of necessary expenses associated with being a public company, expansion of marketing activities including increased personnel staffing and participation in a greater number of industry trade shows and conferences.

Interest expense for the first six months of 2006 was $1,416,279, as compared to $34,271 in 2005. The increase in interest expense is primarily due to the amortization of debt discount and stated interest associated with our $7,000,000 convertible debentures, which were issued in December 2005.

Other income-derivatives primarily consist of the decrease in the fair value of derivative liabilities between the measurement dates. The increase in other income during the six-month period ending June 30, 2006 when compared to prior period is primarily attributable to a decrease in the quoted price of our common stock. Please refer to Note 5 of our accompanying financial statements for further explanation of the origin and nature of such income. We are unable to determine whether we will record further decreases in the fair value of derivative liabilities in the foreseeable future, which would be recorded as other income-derivatives. Such decreases would be generally triggered by a decrease in the fair value of our stock price, upon satisfaction of liquidated damages pursuant to registration rights, or, possibly, upon satisfaction of our convertible debentures.

Other expense-derivatives primarily consist of the recognition of derivative liabilities we issued during the three-month period ended March 31, 2005. No derivatives were issued during the three-month period ended June 30, 2005 nor were any derivatives issued in 2006. Please refer to Notes 5 and 6 of our accompanying financial statements for further explanation of the origin and nature of such expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period, net cash used by the Company for operating activities were $1,454,193 and $1,364,616 for 2006 and 2005 respectively. Cash used in the first six months of 2006 was comprised of the net loss for the period of $1,024,755, less net non-cash items (including depreciation and amortization expenses of $18,865, issuance of common shares for services of $21,000, amortization of debt discount of $1,166,667, amortization of deferred financing costs of $103,782, less decrease in fair value of derivative liability of $1,683,119) of $372,805 minus the net change in operating assets and liabilities of $56,633. Cash used in operations during the same six months of 2005 was comprised of the net income for the period of $782,716, less net non-cash expenses of $1,959,844 (including depreciation and amortization expenses of $5,605, recognition of derivative liabilities of $2,298,501, less decrease in fair value of derivative liability of $4,263,950), less the net change in operating assets and liabilities of $187,488.

Investing activities provided cash of $599,413 in the first six months of 2006 and used $47,500 during the same period in 2005. Cash of $69,265 in 2006 and $77,780 in 2005 were used to purchase of capital equipment. In 2005, $30,280 was received from the sales of property and equipment. Whereas in 2006, $668,678 was provided due to a reduction in the amount of collateral required for the company's line of credit.

Financing activities for the first six months of 2006 consisted of $370,000 from the line of credit the company has in place with its bank. The funds from the credit line were used for operating expenses. In 2005, financing activities provided cash of $3,501,708 primarily from the issuance of common stock in February.

On June 30, 2006 the Company's cash (including cash equivalents) was $3,735,141, compared to $2,116,022 on June 30, 2005. The Company had a working capital on June 30, 2006 of $436,679. The working capital includes $4,087,959 for derivative liabilities - excluding this amount from current liabilities, the Company's working capital would be $4,524,638. The Company's working deficit at June 30, 2005 was $1,053,722 - excluding derivative liabilities of $1,753,400, working capital would be $699,678.

The Company has a credit facility in place with East West Bank for $500,000. The line of credit had borrowings of $370,000 against it at June 30, 2006. The funds from the line of credit was used for operating expenses. The line of credit expires on March 31, 2007.

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

The Company's primary capital needs are to fund its growth strategy, which includes a sales and marketing staff to support the marketing, advertising and selling of the zNose(R) family of chemical detection products, increasing distribution channels both in the domestic and foreign markets, introducing new products, improving existing product lines and development of a strong corporate infrastructure.

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

ITEM 3. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President of Finance and Administration, on the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Vice President of Finance and Administration concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities or repurchase any of our equity securities during the three months ended June 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The terms of the convertible debentures and warrants that we issued in a private placement on December 7, 2005 required that we register the shares of our common stock underlying such debentures and warrants within 180 days of the date of issuance of the debentures and warrants, as described more fully in the notes to the consolidated financial statements contained in this Quarterly Report. The failure to do so is an event of default under the debentures, giving the debenture holders the right to accelerate the debentures and receive a premium of approximately 30% of the outstanding amounts due under the debentures upon acceleration. The failure to do so also reduces the exercise price of the warrants by $0.03 per month until such registration statement is declared effective. In addition, the failure to register such shares within 150 days of the date of issuance of the debentures and warrants gives the holders the right to receive liquidated damages in the amount of 2% per month of the purchase price of the debentures and warrants, pursuant to a registration rights agreement, and the failure to pay such liquidated damages relating to the debentures is an event of default under the debentures. Although we have been working diligently to obtain effectiveness of our registration statement and continue to do so, we have thus far been unable to have such registration statement declared effective by the Securities and Exchange Commission. As such, the aforementioned penalties have been triggered.

At this time, the holders of the debentures and the warrants have the right to declare an acceleration of debentures and to receive a premium thereon. If the holders do so, we will owe them approximately $9.1 million, due and payable immediately upon such declaration by the holders. Under the terms of the warrants, the exercise prices of the warrants would have fallen from $0.4761 per share to approximately $0.4061 per share. Pursuant to the registration rights agreement, we would also owe the holders of the debentures and warrants approximately $466,000, plus interest thereon at a rate of 18% per annum. As of the present date, the holders of the debentures and warrants have not declared an event of default under the debentures, nor have they made any demand for payment of liquidated damages (although such demand is not required for the latter). We are currently in settlement negotiations for the forbearance of the exercise of the foregoing rights by the holders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of security holders during the three months ended June 30, 2006.

ITEM 5. OTHER INFORMATION

There is no other information to report.

ITEM 6. EXHIBITS

Exhibit No.   Description
-----------   -----------------------------------------------------------------
3.1           Amended and Restated Bylaws of Electronic Sensor Technology,
              Inc., adopted on June 30, 2006.

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

                               ELECTRONIC SENSOR TECHNOLOGY, INC.


Dated: August 16, 2006         By: /s/ Teong C.Lim
                                   ----------------------------------------
                               Name:  Teong C. Lim
                               Title: President and Chief Executive Officer
                                      (Principal Executive Officer)


Dated: August 16, 2006         By: /s/ Francis Chang
                                   ---------------------------------------------
                               Name:  Francis Chang
                               Title: Secretary, Treasurer and Vice President of
                                      Finance and Administration
                                      (Principal Accounting Officer)