Form 10QSB/A
period 2005-03-31
Electronic Sensor Technology, Inc
filed 2006-09-26
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                  FORM 10-QSB/A

    [X] AMENDMENT NO. 1 TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X](*)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 54,173,745 shares of common stock as of September 7, 2006

     Transitional Small Business Disclosure Format  Yes [ ] No [X]



================================================================================

                                EXPLANATORY NOTE

     We are filing this amended quarterly report on Form 10-QSB/A for the three months ended March 31, 2005 to restate our unaudited consolidated financial statements at March 31, 2005 and for the period ended March 31, 2005 in order to: (i) properly account for the fair value of derivative liabilities resulting from the issuance of freestanding warrants and registration rights granted in connection with the issuance of such warrants (the effect of this restatement is described further in Note 3 to the Consolidated Financial Statements included herein), (ii) correct the classification of a certificate of deposit maintained by us with East West Bank as unrestricted and properly classify such certificate of deposit as a restricted asset, and (iii) properly account for the receipt of a one-time licensing fee for which the amount received is classified as deferred revenue and amortized to earned revenue over the five (5) year life of the agreement (the effect of this restatement is described further in Note 7 to the Consolidated Financial Statements included herein). We have also amended the cover page in order to correct and clarify certain disclosures contained therein.

     The following Items of this amended quarterly report on Form 10-QSB/A for the three months ended March 31, 2005 are amended and restated herein:

     Cover Page:

     o Disclosure relating to the registration of our common stock under the Securities Exchange Act has been removed and corrected to reflect that we did not have any equity securities registered under the Exchange Act as of March 31, 2005, nor were we subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act as of such date.

     Part I Financial Information:

     o Item 1. Financial Statements--Consolidated Balance Sheet as of March 31, 2005 (unaudited), Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and March 31, 2004 (unaudited), Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and March 31, 2004 (unaudited) and Notes to Consolidated Financial Statements as of March 31, 2005 (unaudited);

     o Item 2. Management Discussion and Analysis of Operations or Plan of Operations (excluding Risk Factors); and

     o    Item 3. Controls and Procedures.

     Part II Other Information:

     o Item 6. Exhibits--Exhibits 31.1, 31.2, 32.1 and 32.2--currently-dated certifications from our President and Chief Executive Officer and Treasurer and Vice President of Finance and Administration, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

     The remaining Items are unaffected by the correction in classification, have not been updated from the disclosure originally contained in our quarterly report on Form 10-QSB for the three months ended March 31, 2005 filed with the Securities and Exchange Commission on May 23, 2005 and are not reproduced in this Form 10-QSB/A. This amended quarterly report on Form 10-QSB/A for the three months ended March 31, 2005 does not reflect events occurring after the filing of the quarterly report on Form 10-QSB filed with the Commission on May 23, 2005, nor does it modify or update the disclosures contained in the quarterly report on Form 10-QSB filed with the Commission on May 23, 2005, other than as described above and to correct typographical errors contained therein.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2005
                                   (Restated)
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $     1,879,647
  Certificate of deposit-restricted                                            900,651
  Accounts receivable, net of allowance for doubtful accounts                  137,036
  Prepaid expenses                                                              21,582
  Inventories                                                                  473,436
                                                                       ---------------
     TOTAL CURRENT ASSETS                                                    3,412,352

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $897,555             88,334

SECURITY DEPOSITS                                                               12,817
                                                                       ---------------
                                                                       $     3,513,503
                                                                       ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Line of credit borrowings                                            $     1,769,137
  Accounts payable and accrued expenses                                        335,101
  Interest payable                                                              21,417
  Derivative liabilities                                                     5,897,800
  Deferred revenues                                                            179,167
  Other current liabilities                                                     34,650
                                                                       ---------------
     TOTAL CURRENT LIABILITIES                                               8,237,272

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value 50,000,000 shares authorized
   none issued and outstanding                                                      -
  Common stock, $.001 par value, 200,000,000
   shares authorized, 53,968,643 issued and outstanding                         53,969
  Additional paid-in capital                                                 8,420,609
  Accumulated deficit                                                      (13,198,347)
                                                                       ---------------
     TOTAL STOCKHOLDERS' DEFICIT                                            (4,723,769)
                                                                       ---------------
                                                                       $     3,513,503
                                                                       ===============

            See unaudited notes consolidated to financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                       ----------------------------------
                                                            2005               2004
                                                       ---------------    ---------------
                                                         (Restated)         (Restated)
REVENUES                                               $       219,511    $       326,083

COST OF SALES                                                  290,134            244,341
                                                       ---------------    ---------------
GROSS PROFIT                                                   (70,623)            81,742

OPERATING EXPENSES:
Compensation                                                    59,093             66,599
Selling                                                         39,210              8,314
General and administrative                                     469,647             83,346
                                                       ---------------    ---------------
TOTAL OPERATING EXPENSES                                       567,950            158,259
                                                       ---------------    ---------------

LOSS FROM OPERATIONS                                          (638,573)           (76,517)

OTHER INCOME AND EXPENSE:
Other expense                                                     (239)           (24,834)
Other income - Derivatives                                     119,550                  -
Other expense - Derivatives                                 (2,205,642)                 -
Gain (loss) on sale of property and equipment                   13,257             (7,711)
Interest expense                                               (20,566)           (16,370)
                                                       ---------------    ---------------
TOTAL OTHER INCOME AND EXPENSE                              (2,093,640)           (48,915)
                                                       ---------------    ---------------
NET INCOME (LOSS)                                      $    (2,732,214)   $      (125,432)
                                                       ===============    ===============
Earnings (loss) per share, basic and diluted           $         (0.05)   $         (0.00)
                                                       ===============    ===============
Weighted average number of shares, basic and diluted        52,640,310         49,983,643
                                                       ===============    ===============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                   --------------------------------
                                                                        2005              2004
                                                                   --------------    --------------
                                                                     (Restated)        (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $   (2,732,214)   $     (125,432)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                           1,845               863
    Fair value of derivatives at date of issuance                       2,205,642                 -
    Decrease in fair value of derivative liability                       (119,550)                -
    Donated services                                                            -             6,000
  Changes in assets and liabilities:
    Accounts receivable                                                  (106,349)          221,811
    Inventories                                                             7,212           (44,528)
    Prepaid expenses                                                       (7,324)           (3,644)
    Security deposits                                                         140                 -
    Accounts payable and accrued expenses                                 120,797           (36,080)
    Deferred revenues                                                     (12,500)          229,167
    Due to related party                                                  (60,000)           45,500
    Interest payable                                                       (5,544)           (5,534)
    Other current liabilities                                              (1,016)           (1,515)
                                                                   --------------    --------------
  Net cash provided by (used in) operating activities                    (708,861)          286,608
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                             16,064             9,716
  Investment in restricted security deposit                              (900,651)                -
  Purchase of property and equipment                                      (55,044)                -
                                                                   --------------    --------------
  Net cash provided by (used in) investing activities                    (939,631)            9,716
                                                                   --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in line of credit                                             (200,000)         (205,000)
  Repayment of partners' loans payable                                   (110,000)         (230,000)
  Proceeds from issuance of common stock                                3,811,708            62,500
                                                                   --------------    --------------
  Net cash provided by financing activities                             3,501,708          (372,500)
                                                                   --------------    --------------
NET INCREASE (DECREASE) IN CASH                                         1,853,217           (76,176)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           26,430           121,069
                                                                   --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    1,879,647    $       44,893
                                                                   ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                       $       21,217    $       16,412
                                                                   ==============    ==============
NON-CASH FINANCING ACTIVITIES
  Fair value of derivative liabilities issued in connection with
   issuance of Shares of common stock                              $    5,897,800    $            -
                                                                   ==============    ==============

            See unaudited notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                                 MARCH 31, 2005

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes thereto for the year ended December 31, 2004, included in the current report filed on Form 8-K with the Securities and Exchange Commission on April 19, 2005.

     In the opinion of the management of Electronic Sensor Technology, Inc. (formerly Bluestone Ventures Inc.) (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2005, and the results of operations and cash flows for the three month period ending March 31, 2005 have been included. The results of operations for the three- month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and related footnotes thereto for the year ended December 31, 2004, included in the current report filed on Form 8-K with the Securities and Exchange Commission on April 19, 2005.

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

     (i)  LONG-LIVED ASSETS

          The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At March 31, 2005 no assets were impaired.

     (j)  DERIVATIVE LIABILITIES

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


     (k)  Basic and Diluted Earnings Per Share

          Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants embedded conversion features (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 5,576,871 and 0 at March 31, 2005 and 2004, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at March 31, 2005 are excluded from the loss per share computation for that period due to their anti-dilutive effect. The Company adjusted the numerator for any changes in income or loss that would result if the contract had been recorded as an equity instrument for accounting purposes during the period. However, the Company did not adjust the numerator for interest charges during the period on the convertible debentures because it would have been anti-dilutive.

          The following sets forth the computation of basic and diluted earnings per share at March 31:

                                                                    2005              2004
                                                               --------------    --------------
                                                                  (Restated)        (Restated)
          Numerator:
           Net income (loss)                                   $   (2,732,214)   $     (125,432)
           Net other income/expense associated with
            derivative contracts                                    2,086,092                 -
                                                               --------------    --------------
            Net income (loss) for diluted earnings per share
             purposes                                          $     (646,122)   $     (125,432)
                                                               ==============    ==============
          Denominator:
            Denominator for basic earnings per share-
             Weighted average shares outstanding                   52,640,310        49,983,643
            Effect of dilutive warrants, embedded
             conversion features and liquidated damages                     -                 -
                                                               --------------    --------------
            Denominator for diluted earnings per share-
             Weighted average shares outstanding                   52,640,310        49,983,643
                                                               ==============    ==============

          Basic earnings (loss) per share                      $        (0.05)   $        (0.00)
                                                               ==============    ==============
          Diluted earnings (loss) per share                    $        (0.05)   $        (0.00)
                                                               ==============    ==============

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

(5)  DERIVATIVE LIABILITIES

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

     The fair value of the warrants issued in connection with the February 2005 transaction at the date of issuance of the warrants and the granting of registration rights and at March 31, 2005 is as follows:

                                   At issuance     At March 31, 2005
                                  -------------   -------------------
     Freestanding warrants           $6,017,350            $5,897,800

     The Company used the following assumptions, using the Black Scholes Model to measure the identified derivatives as follows:

     Freestanding warrants

                                          At issuance       At March 31, 2005
                                        ---------------   ---------------------
       Market price:                              $2.40                   $2.32
       Exercise price:                            $1.00                   $1.00
       Term:                                    3 years              2.91 years
       Volatility:                                   39%                     39%
       Risk-free interest rate:                    2.78%                   2.78%
       Number of warrants:                    3,985,000               3,985,000

(6)  LINE OF CREDIT

     In September 2004, the Company's subsidiary renewed its revolving line of credit agreement for borrowings up to $1,800,000. The line of credit was assumed and renewed by the Company. Borrowings under this agreement bear interest at prime, are guaranteed by certain related parties and are collateralized with the assets of the Company and by the certificate of deposit.

(7)  RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

     In connection with the filing of an amendment to our registration statement on Form SB-2/A with the Securities and Exchange Commission, and after reviewing certain accounting principles we had applied in our financial statements for the periods ended March 31, 2005, June 30, 2005, September 30, 2005, and March 31, 2006 previously filed with the Commission, management has determined that those financial statements should no longer be relied upon as they did not properly account for certain liquidated damages associated with a $3.985 million private placement of warrants and shares of our common stock that occurred in February 2005. Previously, the Company had not reflected the liquidated damages at their fair value nor their effect on other outstanding convertible instruments. Pursuant to the terms of the warrants that the Company issued and the registration rights granted in such private placement, the warrant holders are entitled to liquidated damages pursuant to demand registration rights in the event of a failure to timely register the shares after demand is made by the holders of a majority of the warrants and shares of common stock issued pursuant to such agreement. The demand registration rights of these investors are such that if the Company fails to register the investors shares, including the shares underlying the warrants, the Company will pay a cash penalty amounting to 1% of the amount invested per month, $39,850, if the registration statement is not filed within 60 days of demand or is not declared effective within 150 days from the date of initial filing. The maximum liability associated with the liquidated damages amounts to 49% of the gross proceeds associated with the issuance of shares of common stock, which amounts to $1,952,650. The percentage of liquidated damages amounts to the difference between 60 months, which is the inherent time limitation under which the underlying shares would be free-trading (three year term and two year holding period) and 11 months, which is the grace period for registering the shares (no demand permitted for four months, two-month period to file and five-month period to become effective), times the penalty percentage, which is 1%. The Company believes that the likelihood that it will incur any liabilities resulting from the liquidated damages pursuant to the demand registration rights is remote considering that it will register the shares and the shares underlying the warrants pursuant to piggy-back registration rights, which do not contain liquidated damages. Because the registration rights were not granted under a separate registration rights agreement, we considered those features in evaluating whether the associated warrants should be classified as derivative liabilities. Considering that the amount of the maximum penalty is 49%, the Company cannot conclude that that this discount represents a reasonable approximation of the difference between registered and unregistered shares under paragraph 16 of EITF 00-19. Accordingly, the warrants issued in connection with the February 2005 transaction are considered derivative liabilities.

     Furthermore, the Company failed to indicate that its certificate of deposit was restricted as it is used as collateral to secure its line of credit. The Company had accounted for its restricted certificate of deposit as part of cash and cash equivalents in its statement of cash flows while it should have accounted for its purchase of the certificate of deposit as an investing activity.

     Additionally, the Company did not properly account for a prior year one-time advance from a customer related to a five (5) year licensing agreement with this customer. The Company had accounted for the entire amount as revenue at the time the funds were received. The funds, at the time of its receipt, should have, instead, been accounted for as deferred revenue and then amortized to earned revenue over the five (5) year life of the agreement.

     The proper accounting for such liquidated damages provision, the restricted certificate of deposit, and the advancement of funds from a customer for licensing rights affects the following figures in our quarterly financial statements:

     Increase in certificate of deposit-restricted ($900,651), derivative liabilities ($5,897,800), deferred revenues ($179,167), accumulated deficit ($2,265,261), revenues ($12,500), other income-derivatives ($119,500), other expense-derivatives ($2,205,642), net loss ($2,073,593), loss per share ($.04), and cash used in investing activities ($900,651)on the statement of cash flows.

     Decrease in additional paid-in capital ($3,811,707).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005 and the consolidated financial statements and related footnotes thereto for the year ended December 31, 2004, included in the current report filed on Form 8-K with the Securities and Exchange Commission on April 19, 2005.

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

--------------------------------------------------------------------------------

OVERVIEW

We are engaged in the development, manufacturing, and sales of a patented product we call zNose(R): a device designed to detect and analyze chemical odors and vapors, or, in other words, an electronic "nose". We believe the zNose(R) is superior to other electronic "noses" because of its speed, specificity and sensitivity. The zNose(R) is capable of measuring and quantifying the chemistry of any compound, fragrance, vapor or odor with parts per trillion sensitivity in 10 seconds. We also believe the zNose(R) has the unique ability to quantify and speciate the subject chemical vapor by creating visual olfactory images. This enables the measured odor or vapor to be easily identified by the user.

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

Our executive offices are located at 1077 Business Center Circle, Newbury Park, California 91320 and our telephone number is (805) 480-1994.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:


                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2005            2004
                                                     (Restated)      (Restated)
                                                    -----------    -------------
STATEMENTS OF OPERATIONS DATA:
     Revenues....................................           100%             100%
     Cost of sales...............................           132%              75%
     Gross profit (loss) ........................           (32%)             25%
     Operating expenses..........................           259%              49%
     (Loss) from operations......................          (291%)            (24%)
     Other (expense).............................          (954%)            (15%)
     Net loss....................................        (1,245%)            (39%)

QUARTER ENDED MARCH 31, 2005 COMPARED TO QUARTER ENDED MARCH 31, 2004

Revenues for the quarter ended March 31, 2005 were $219,500 compared to $326,100 in 2004. Our revenues experienced a decline of 33% due to the slip of deliveries of some newly re-designed parts.

Gross loss was ($70,600) for the first quarter ended March 31, 2005 compared to a gross profit of $81,700 for the quarter ended March 31, 2004. This decrease of $152,300 resulted from increased manufacturing overheads from additional personnel.

Compensation expenses in the first quarter of 2005 were $59,100 as compared to $66,600 in 2004. As a percentage of sales, total compensation expenses increased from 20% of sales to 27% of sales. The decrease of $7,500 was due to decrease of sales commissions.

Selling expenses in the first quarter of 2005 were $39,200 as compared to $8,300 in 2004. As a percentage of sales, total selling expenses increased from 3% of sales to 18% of sales. This increase of $30,900 was due to increase of personnel costs.

General and administrative expenses for the first quarter of 2005 were $469,600 as compared to $83,300 in 2004. As a percentage of sales, general and administration expenses increased from 26% of sales to 214% of sales. This increase of $386,300 was primarily due to consulting and professional fees in connection with the reverse merger.

Interest expense for the first quarter of 2005 was $20,566 as compared to $16,370 for the same period in 2004. This increase in interest expense, is due to expanded line of credit and higher interest rate.

Net loss was $2,732,214 for the period ended March 31, 2005 as compared to a loss of $125,432 for the period ended March 31, 2004. The increase was primarily due to a combination of higher operating expenses in the first quarter of 2005, including expenses related to our merger in February 2005, increased sales activities, increased personnel costs and an expanded new product development effort, and the recognition of derivative liabilities, as described further below.

Other income-derivatives primarily consist of the decrease in the fair value of derivative liabilities between the date of issuance of such derivatives and the end of the first quarter of 2005. The increase in other income-derivative during the first quarter of 2005 when compared to the same period in 2004 is primarily attributable to a decrease in the quoted price of our common stock. We are unable to determine whether we will record further decreases in the fair value of derivative liabilities in the foreseeable future, which would be recorded as other income-derivatives. Such decreases would be generally triggered by a decrease in the fair value of our stock price, upon satisfaction of liquidated damages pursuant to registration rights, or, possibly, upon satisfaction of our convertible debentures. No such derivatives were issued during the first quarter of 2004.

Other expense-derivatives primarily consist of the recognition of derivative liabilities we issued during the first quarter of 2005. No such derivatives were issued during the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2005 net cash used by the Company for operating activities was $708,900. In the first quarter of 2004, the cash provided by Company's operations was $286,600. Cash used in the first quarter of 2005 was comprised of the net loss incurred for the quarter of $2,732,200, plus net non-cash expenses (including depreciation and amortization of $1,800, the fair value of issued derivatives of $2,205,600, less decrease in fair value of derivative liability of $119,600) of $2,087,800, less the net change in operating assets and liabilities of $64,600. Cash provided from operations in the first quarter of 2004 consisted of the net loss of $125,400 plus net non-cash expenses of $6,900, plus the net change in operating assets and liabilities of cash of $405,100 for a total of $286,600.

Investing activities used cash of $939,600 in the first quarter of 2005, primarily from the purchase of a certificate of deposit used as collateral for our line credit, and purchase of property and equipment. Investing activities provided $9,700 during the first quarter ended March 31, 2004 from the sale of property and equipment.

Financing activities for the first quarter of 2005 provided cash of $3.5 million, primarily from the issuance of common stock ($3,811,700) less partial repayment of the line of credit ($200,000) and repayment of partners' loan ($110,000). $373,000 of cash was used in financing activities during the first quarter of 2004 for repayment of the line of credit ($205,000) and partners' loan ($230,000).

At March 31, 2005 the Company had cash of $1.9 million compared to $45,000 at March 31, 2004. At March 31, 2005, the Company had a working deficit of $4.8 million, as compared to a working deficit of $5.5 million at March 31, 2004. The Company, at present, has a credit facility in place with East West Bank for $1.8 million.

Although we have a bank operating line of credit, there can be no assurance that these proceeds will be adequate for our capital needs. There can no assurance that any required or desired financing will be available through any other bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company's shares.

The Company's primary capital needs are to fund its growth strategy, which includes creating a sales and marketing staff for the marketing, advertising and selling of the zNose(R) family of chemical detection products, increasing distribution channels, introducing new products, improving existing product lines and development of a strong corporate infrastructure.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

     A.   EXHIBITS

Exhibit
  No.     Description
-------   ----------------------------------------------------------------------
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Exchange Act.

31.2 Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. 1350.

32.2 Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. 1350.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ELECTRONIC SENSOR TECHNOLOGY, INC.


Dated September 25, 2006                   By:    /s/ Teong C. Lim
                                                  -----------------------------
                                           Name:  Teong C. Lim
                                           Title: President and Chief Executive
                                                  Officer
                                                  (Principal Executive Officer)


Dated September 25, 2006                   By:    /s/ Francis Chang
                                                  -----------------------------
                                           Name:  Francis Chang
                                           Title: Secretary, Treasurer and Vice
                                                  President of Finance and
                                                  Administration
                                                  (Principal Accounting Officer)