Form 10QSB/A
period 2005-06-30
Electronic Sensor Technology, Inc
filed 2006-09-26
CIK 1122860

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

               For the quarterly period ended June 30, 2005

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from _____________ to ___________

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

----------
(*) We were not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act during the past 12 months because (i) our registered common stock was registered under the Securities Act during such period and was not registered under the Exchange Act, (ii) we did not have any registration statement that became effective during such period and (iii) we had less than 300 shareholders of record throughout such period. Although we were not required to do so, we voluntarily filed such reports with the Securities and Exchange Commission during such period. On March 24, 2006 we filed a registration statement on Form 10-SB to register our common stock pursuant to the Exchange Act, which we subsequently withdrew pursuant to the request of the Securities and Exchange Commission until our registration statement on Form SB-2, for which an amendment was last filed on May 1, 2006, is declared effective. Once our registration statement on Form SB-2 is declared effective, we plan to file another registration statement on Form 10-SB to register our common stock pursuant to the Exchange Act. Once our registration statement on Form 10-SB is effective, we will be subject to the filing requirements of the Securities Exchange Act.

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

================================================================================

                                EXPLANATORY NOTE

We are filing this amended quarterly report on Form 10-QSB/A for the three months ended June 30, 2005 to restate our unaudited consolidated financial statements at June 30, 2005 and for the period ended June 30, 2005 in order to:
(i) properly account for the fair value of derivative liabilities resulting from the issuance of freestanding warrants and registration rights granted in connection with the issuance of such warrants (the effect of this restatement is described further in Note 3 to the Consolidated Financial Statements included herein), (ii) correct the classification of a certificate of deposit maintained by us with East West Bank as unrestricted and properly classify such certificate of deposit as a restricted asset, and (iii) properly account for the receipt of a one-time licensing fee for which the amount received is classified as deferred revenue and amortized to earned revenue over the five (5) year life of the agreement (the effect of this restatement is described further in Note 7 to the Consolidated Financial Statements included herein). We have also amended the cover page in order to correct and clarify certain disclosures contained therein.

The following Items of this amended quarterly report on Form 10-QSB/A for the three months ended June 30, 2005 are amended and restated herein:

     Cover Page:

     o Disclosure relating to the registration of our common stock under the Securities Exchange Act has been removed and corrected to reflect that we did not have any equity securities registered under the Exchange Act as of June 30, 2005, nor were we subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act as of such date.

     Part I Financial Information:

     o Item 1. Financial Statements--Consolidated Balance Sheet as of June 30, 2005 (unaudited), Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and June 30, 2004 (unaudited), Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and June 30, 2004 (unaudited) and Notes to Consolidated Financial Statements as of June 30, 2005 (unaudited);

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

The remaining Items are unaffected by the correction in classification, have not been updated from the disclosure originally contained in our quarterly report on Form 10-QSB for the three months ended June 30, 2005 filed with the Securities and Exchange Commission on August 12, 2005 and are not reproduced in this Form 10-QSB/A. This amended quarterly report on Form 10-QSB/A for the three months ended June 30, 2005 does not reflect events occurring after the filing of the quarterly report on Form 10-QSB filed with the Commission on August 12, 2005, nor does it modify or update the disclosures contained in the quarterly report on Form 10-QSB filed with the Commission on August 12, 2005, other than as described above and to correct typographical errors contained therein.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2005
                                   (Restated)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                    $    1,209,424
 Certificate of deposit-restricted                                   906,599
 Accounts receivable, net of allowance for doubtful accounts         128,707
 Prepaid expenses                                                     23,618
 Inventories                                                         493,150
                                                              --------------
   TOTAL CURRENT ASSETS                                            2,761,498

PROPERTY AND EQUIPMENT, net of accumulated depreciation
 of $ 901,317                                                         93,093
SECURITY DEPOSITS                                                     12,817
                                                              --------------
                                                              $    2,867,408
                                                              ==============

           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Line of credit borrowings                                    $    1,769,137
 Accounts payable and accrued expenses                               259,644
 Derivative liabilities                                            1,753,400
 Deferred revenues                                                   166,667
 Other current liabilities                                            33,039
                                                              --------------
                 TOTAL CURRENT LIABILITIES                         3,981,887

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.001 par value 50,000,000 shares
  authorized none issued and outstanding                                   -
 Common stock, $.001 par value, 200,000,000
  shares authorized, 53,968,643 issued and outstanding                53,969
 Additional paid-in capital                                        8,422,109
 Accumulated deficit                                              (9,590,557)
                                                               --------------
    TOTAL STOCKHOLDERS' DEFICIT                                   (1,114,479)
                                                               --------------
                                                               $    2,867,408
                                                               ==============

            See unaudited notes consolidated to financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Six Months Ended               Three Months Ended
                                                            June 30,                        June 30,
                                                  ----------------------------    ----------------------------
                                                      2005            2004            2005            2004
                                                  ------------    ------------    ------------    ------------
                                                   (Restated)      (Restated)      (Restated)      (Restated)
REVENUES                                          $    651,652    $    565,943    $    432,141    $    239,860
COST OF SALES                                          706,046         489,117         415,912         244,777
                                                  ------------    ------------    ------------    ------------
GROSS PROFIT                                           (54,394)         76,826          16,229          (4,917)

OPERATING EXPENSES:
Compensation                                           175,798         124,327         116,705          18,822
Selling                                                117,514          19,906          78,304          50,503
General and administration                             810,125         168,373         340,478          85,023
                                                  ------------    ------------    ------------    ------------
  TOTAL OPERATING EXPENSES                           1,103,437         312,606         535,487         154,348
                                                  ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                (1,157,831)       (235,780)       (519,258)       (159,265)

OTHER INCOME AND EXPENSE:
Other income (expense)                                      83         (70,156)            322         (45,323)
Other income - derivatives                           4,263,950               -       4,144,400               -
Other expense - derivatives                         (2,205,642)              -               -               -
Gain (loss) on sale of property and equipment            9,287          (7,711)         (3,970)              -
Interest expense                                       (34,271)        (37,599)        (13,705)        (21,229)
                                                  ------------    ------------    ------------    ------------
TOTAL OTHER INCOME AND EXPENSE                       2,033,407        (115,466)      4,127,047         (66,552)
                                                  ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                 $    875,576    $   (351,246)   $  3,607,789    $   (225,817)
                                                  ============    ============    ============    ============
Earnings (loss) per share, basic                  $       0.02    $      (0.01)   $       0.07    $       0.00
                                                  ============    ============    ============    ============
Weighted average number of shares, basic            53,304,475      49,983,643      53,968,643      49,983,643
                                                  ============    ============    ============    ============
Earnings (loss) per share, diluted                $      (0.02)   $      (0.01)   $      (0.01)   $       0.00
                                                  ============    ============    ============    ============
Weighted average number of shares, diluted          56,865,166      49,983,643      57,986,853      49,983,643
                                                  ============    ============    ============    ============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                               --------------------------
                                                                   2005           2004
                                                               -----------    -----------
                                                                (Restated)     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                            $    875,576    $  (351,246)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                      5,605          2,641
  Fair value of derivatives at date of issuance                  2,205,642              -
  Decrease in fair value of derivative liability                (4,263,950)             -
  Donated services                                                       -          6,000
Changes in assets and liabilities:
  Accounts receivable                                              (98,020)       343,546
  Inventories                                                      (12,502)       (23,713)
  Prepaid expenses                                                  (9,361)        (2,277)
  Security deposits                                                    140             (2)
  Accounts payable and accrued expenses                             46,841        (45,333)
  Deferred revenues                                                (25,000)       216,667
  Due to related party                                             (60,000)       (48,500)
  Interest payable                                                 (26,961)        (4,450)
  Other current liabilities                                         (2,626)        (3,064)
                                                               -----------    -----------
 Net cash provided by (used in) operating activities            (1,364,616)        90,269

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                      30,280          9,973
  Investment in restricted security deposit                       (906,599)             -
  Purchase of property and equipment                               (77,780)             -
                                                               -----------    -----------
 Net cash provided by (used in) investing activities              (954,099)         9,973
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in line of credit                                      (200,000)       (15,000)
  Repayment of partners' loans payable                            (110,000)      (230,000)
  Proceeds from issuance of common stock                         3,811,708         68,500
                                                               -----------    -----------
 Net cash provided by financing activities                       3,501,708       (176,500)
                                                               -----------    -----------
NET INCREASE (DECREASE) IN CASH                                  1,182,994        (76,258)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    26,430        121,069
                                                               -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 1,209,424    $    44,811
                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest
                                                               $    40,870    $    37,641
                                                               ===========    ===========
NON-CASH FINANCING ACTIVITIES
  Fair value of derivative liabilities issued in
   connection with issuance of shares of common stock          $ 1,753,400    $         -
                                                               ===========    ===========

           See unaudited notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                                  June 30, 2005

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2004, included in the current report filed on Form 8-K with the Securities and Exchange Commission on April 19, 2005.

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

     (k)  BASIC AND DILUTED EARNINGS PER SHARE

          Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants embedded conversion features (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 5,576,871 and 0 at June 30, 2005 and 2004, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at June 30, 2004 are excluded from the loss per share computation for that period due to their anti-dilutive effect. The Company adjusted the numerator for any changes in income or loss that would result if the contract had been recorded as an equity instrument for accounting purposes during the period. However, the Company did not adjust the numerator for interest charges during the period on the convertible debentures because it would have been anti-dilutive.

          The following sets forth the computation of basic and diluted earnings per share at June 30:

                                                                        2005            2004
                                                                     (Restated)      (Restated)
                                                                    ------------    ------------
Numerator:
  Net income (loss)                                                 $    875,576    $   (351,246)
  Net other income/expense associated with
   derivative contracts                                                2,058,308               -
                                                                    ------------    ------------
  Net income (loss) for diluted earnings per share
   purposes                                                         $ (1,182,732)   $   (351,246)
                                                                    ============    ============
Denominator:
  Denominator for basic earnings per share-
    Weighted average shares outstanding                               53,304,475      49,983,643
  Effect of dilutive warrants, embedded
   conversion features and liquidated damages                                  -               -
                                                                    ------------    ------------
  Denominator for diluted earnings per share-
    Weighted average shares outstanding                               53,304,475      49,983,643
                                                                    ============    ============
  Basic earnings (loss) per share                                   $       0.02    $      (0.01)
                                                                    ============    ============
  Diluted earnings (loss) per share                                 $      (0.02)   $      (0.01)
                                                                    ============    ============

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

     There are no liquidated damages provided for untimely effectiveness of the registration of shares pursuant to piggy-back registration rights. The Company intends to register all shares and warrants pursuant to the subscriber piggy- back registration rights.

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

     The fair value of the warrants issued in connection with the February 2005 transaction at the date of issuance of the warrants and the granting of registration rights and at June 30, 2005 is as follows:

                                         At issuance          At June 30, 2005
                                    --------------------   ---------------------
         Freestanding warrants           $6,017,350              $1,753,400

     The Company used the following assumptions, using the Black Scholes Model to measure the identified derivatives as follows:

         Freestanding warrants

                                         At issuance          At June 30, 2005
                                    --------------------   ---------------------
          Market price:                       $2.40                  $1.20
          Exercise price:                     $1.00                  $1.00
          Term:                             3 years             2.66 years
          Volatility:                           39%                    39%
          Risk-free interest rate:            2.78%                  3.91%
          Number of warrants:             3,985,000              3,985,000

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

     The proper accounting for such liquidated damages provision, the restricted certificate of deposit, and the advancement of funds from a customer for licensing rights affects the following figures in our quarterly financial statements at and for the six-month period ended June 30, 2005:

     Increase in certificate of deposit - restricted ($906,599) derivative liabilities ($1,753,400), deferred revenues ($166,667), revenues ($25,000), other income - derivatives ($4,263,950), other expense - derivatives ($2,205,642), net income ($2,083,308), earnings per share-basic ($.04), and cash used in investing activities ($906,599) on the statement of cash flows.

     Decrease in additional paid-in capital ($3,811,707) and accumulated deficit ($1,891,640).

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

EST's executive offices are located at 1077 Business Center Circle, Newbury Park, California 91320. The company's telephone number is (805) 480-1994.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                    SIX MONTHS ENDED JUNE 30,
                                                 -------------------------------
                                                      2005             2004
                                                   (Restated)       (Restated)
                                                --------------   --------------
STATEMENTS OF OPERATIONS DATA:
     Revenues................................         100%            100%
     Cost of sales...........................         108%             86%
     Gross profit (loss) ....................          (8%)            14%
     Operating expenses......................         169%             55%
     (Loss) from operations..................        (177%)           (41%)
     Other income (expense)..................         312%            (20%)
     Net income (loss).......................         135%            (61%)

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Revenues for the six months ended June 30, 2005 were $651,700 compared to $565,900 in 2004. The 15% increase in revenues result from a 36% increase in the number of zNose(R) units shipped in the first six months of 2005 over that in 2004.

Gross loss was $54,400 for the six months ending June 30, 2005, compared to a gross profit of $76,800 for the six months period ending June 30, 2004. This decrease of $131,200 resulted from increased manufacturing overhead due to additional personnel.

Compensation expenses in the six months of 2005 were $175,800, as compared to $124,300 in 2004. As a percentage of sales, total compensation expenses increased from 22% of sales, to 27% of sales. The increase of $51,500 was due to the increase of personnel costs.

Selling expenses in the first six months of 2005 were $117,500, as compared to $19,900 in 2004. As a percentage of sales, total selling expenses increased from 4% of sales to 18% of sales. This increase of $97,600 was due to an increase of personnel costs and expanded sales activities.

General and administrative expenses for the first six months of 2005 were $810,100, as compared to $168,400 in 2004. As a percentage of sales, general and administration expenses increased from 30% of sales to 124% of sales. This increase of $641,800 was primarily due to costs incurred in connection with the reverse merger and the added costs involved in a publicly traded company.

Interest expense for the first six months of 2005 was $34,300, as compared to $37,600 in 2004. This slight decrease is due to small reductions of the average balance under our line of credit over the six month period last year.

Net income for the six month period ended June 30, 2005 was $875,576 as compared to a net loss of $351,246 for the six month period ended June 30, 2004. The increase in net income was primarily due to a decrease in the fair value of derivative liabilities, as described further below, and was offset by increased operating expenses, including expenses related to our February 2005 merger, increased sales activities, increased personnel costs and an expanded new product development effort.

Other income-derivatives primarily consist of the decrease in the fair value of derivative liabilities between the date of issuance of such derivatives and the end of the second quarter of 2005. The increase in other income-derivative during the first six months of 2005 when compared to the same period in 2004 is primarily attributable to a decrease in the quoted price of our common stock. We are unable to determine whether we will record further decreases in the fair value of derivative liabilities in the foreseeable future, which would be recorded as other income-derivatives. Such decreases would be generally triggered by a decrease in the fair value of our stock price, upon satisfaction of liquidated damages pursuant to registration rights, or, possibly, upon satisfaction of our convertible debentures. No such derivatives were issued during the first six months of 2004.

Other expense-derivatives primarily consist of the recognition of derivative liabilities we issued during the six- month period ended June 30, 2005. No such derivatives were issued during the first six months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

In the first six months of 2005, net cash used by the Company for operating activities was $1,364,600. In the first six months of 2004, the cash provided by Company's operations was $90,300. Cash used in the first six months of 2005 was comprised of the net income for the six month period of $875,600, less net non-cash income (including depreciation and amortization of $5,600, the fair value of issued derivatives of $2,205,600, less decrease in fair value of derivative liability of $4,264,000) of $2,052,800, less the net change in operating assets and liabilities of $187,400. Cash provided in operations in the first six months of 2004 was comprised of the net loss of $351,200, plus net non-cash expenses of $8,600, plus the net change in operating assets and liabilities of $432,900.

Investing activities used cash of $954,100 in the first six months of 2005 and provided $10,000 during the same period in 2004. In 2005 the cash was used to purchase a restricted certificate of deposit of $906,600 and equipment of $77,800, offset by the proceeds from the sale of equipment of approximately $30,300. 2004 investing activities provided $9,700 primarily from the sale of property and equipment.

Financing activities provided cash of $3.5 million, primarily from the issuance of common stock, and used cash of $176,000 during the first six months ending June 30, 2005 and 2004, respectively.

On June 30, 2005 the Company retained cash on hand of $1.2 million, compared to $33,000 on June 30, 2004. On June 30, 2005 the Company had working deficit of $1.2 million, as compared to a working deficit of $5.6 million on June 30, 2004. The Company, at present, has a credit facility in place with East West Bank for $1.8 million.

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

                                           ELECTRONIC SENSOR TECHNOLOGY, INC.

                                                  /s/ Teong C. Lim
Dated September 25, 2006                   By:    -----------------------------
                                           Name:  Teong C. Lim
                                           Title: President and Chief Executive
                                                   Officer
                                                  (Principal Executive Officer)

                                                 /s/ Francis Chang
Dated September 25, 2006                   By:   -------------------------------
                                           Name:  Francis Chang
                                           Title: Secretary, Treasurer and Vice
                                                   President of Finance and
                                                  Administration
                                                  (Principal Accounting Officer)