Form 10QSB/A
period 2005-09-30
Electronic Sensor Technology, Inc
filed 2006-09-26
CIK 1122860

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

================================================================================

                                EXPLANATORY NOTE

     We are filing this amended quarterly report on Form 10-QSB/A for the three months ended September 30, 2005 to restate our unaudited consolidated financial statements at September 30, 2005 and for the period ended September 30, 2005 in order to: (i) properly account for the fair value of derivative liabilities resulting from the issuance of freestanding warrants and registration rights granted in connection with the issuance of such warrants (the effect of this restatement is described further in Note 3 to the Consolidated Financial Statements included herein), (ii) correct the classification of a certificate of deposit maintained by us with East West Bank as unrestricted and properly classify such certificate of deposit as a restricted asset, and (iii) properly account for the receipt of a one-time licensing fee for which the amount received is classified as deferred revenue and amortized to earned revenue over the five (5) year life of the agreement (the effect of this restatement is described further in Note 7 to the Consolidated Financial Statements included herein). We have also amended the cover page in order to correct and clarify certain disclosures contained therein.

     The following Items of this amended quarterly report on Form 10-QSB/A for the period ended September 30, 2005 are amended and restated herein:

     Cover Page:

     o Disclosure relating to our obligation to file reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act has been revised to reflect that we did not have any equity securities registered under the Exchange Act as of September 30, 2005, nor were we subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act as of such date.

     Part I Financial Information:

     o Item 1. Financial Statements--Consolidated Balance Sheet as of September 30, 2005 (unaudited), Consolidated Statements of Operations for the Three and Nine-Months Ended September 30, 2005 and 2004 (unaudited), Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited) and Notes to Consolidated Financial Statements as of September 30, 2005 (unaudited); and

     o Item 2. Management Discussion and Analysis of Operations or Plan of Operations (excluding Risk Factors).

     Part II Other Information:

     o Item 6. Exhibits--Exhibits 31.1, 31.2, 32.1 and 32.2--currently-dated certifications from our President and Chief Executive Officer and Treasurer and Vice President of Finance and Administration, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

The remaining Items are unaffected by the correction in classification, have not been updated from the disclosure originally contained in our quarterly report on Form 10-QSB for the period ended September 30, 2005 filed with the Securities and Exchange Commission on November 14, 2005 and are not reproduced in this Form 10-QSB/A. This amended quarterly report on Form 10-QSB/A for the period ended September 30, 2005 does not reflect events occurring after the filing of the quarterly report on Form 10-QSB filed with the Commission on November 14, 2005, nor does it modify or update the disclosures contained in the quarterly report on Form 10-QSB filed with the Commission on November 14, 2005, other than as described above and to correct typographical errors contained therein.

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2005
                                   (Restated)
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                          $   220,047
Certificate of deposit-restricted                                      912,651
Accounts receivable, net of allowance for doubtful accounts            474,764
Prepaid expenses                                                        43,203
Inventories                                                            733,843
                                                                   -----------
  TOTAL CURRENT ASSETS                                               2,384,508

PROPERTY AND EQUIPMENT, net of accumulated depreciation
 of $907,139                                                           118,442

SECURITY DEPOSITS                                                       12,817
                                                                   -----------
                                                                   $ 2,515,767
                                                                   ===========

          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Line of credit borrowings                                          $ 1,700,137
Accounts payable and accrued expenses                                  503,527
Derivative liabilities                                                 239,100
Deferred revenues                                                      154,167
                                                                   -----------
          TOTAL CURRENT LIABILITIES                                  2,596,931

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value 50,000,000 shares authorized
 none issued and outstanding                                                 -
Common stock, $.001 par value, 200,000,000
 shares authorized, 53,968,643 issued and outstanding                   53,969
Additional paid-in capital                                           8,422,109
Accumulated deficit                                                 (8,557,242)
                                                                   -----------
  TOTAL STOCKHOLDERS' DEFICIT                                          (81,164)
                                                                   -----------

                                                                   $ 2,515,767
                                                                   ===========

            See unaudited notes consolidated to financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Nine Months Ended               Three Months Ended
                                                        September 30,                   September 30,
                                                 ----------------------------    ----------------------------
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------
                                                  (Restated)      (Restated)      (Restated)      (Restated)
REVENUES                                         $  1,417,737    $    754,439      $  766,085    $    188,497
COST OF SALES                                       1,087,064         723,386         381,018         234,268
                                                 ------------    ------------    ------------    ------------
GROSS PROFIT                                          330,673          31,053         385,067         (45,771)

OPERATING EXPENSES:
Research and development                              124,145               -         124,145               -
Compensation                                          332,061          60,112         156,263          17,269
Selling                                               359,358         122,980         241,844          38,856
General and administration                          1,133,538         252,651         323,413          67,013
                                                 ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                            1,949,102         435,743         845,665         123,138
                                                 ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                               (1,618,429)       (406,690)       (460,598)       (168,910)
OTHER INCOME AND EXPENSE:
Other income (expense)                                     83         (73,059)              -          (2,902)
Other income - derivatives                          5,778,250               -       1,514,300               -
Other expense - derivatives                        (2,205,642)              -               -               -
Gain (loss) on sale of property and equipment           9,287          (7,711)              -               -
Interest expense                                      (54,658)        (61,854)        (20,387)        (24,255)
                                                 ------------    ------------    ------------    ------------
TOTAL OTHER INCOME AND EXPENSE                      3,527,320        (142,624)      1,493,913         (27,157)
                                                 ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                $  1,908,891    $   (547,314)   $  1,033,315    $   (196,067)
                                                 ============    ============    ============    ============
Earnings (loss) per share, basic                 $       0.04    $      (0.01)   $       0.02    $       0.00
                                                 ============    ============    ============    ============
Weighted average number of shares, basic           53,525,865      49,983,643      53,968,643      49,983,643
                                                 ============    ============    ============    ============
Earnings (loss) per share, diluted                      (0.03)          (0.01)          (0.01)           0.00
                                                 ============    ============    ============    ============
Weighted average number of shares, diluted         53,525,865      49,983,643      53,968,643      49,983,643
                                                 ============    ============    ============    ============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                 ----------------------------
                                                                      2005           2004
                                                                 -------------    -----------
                                                                   (Restated)     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                               $   1,908,891    $  (547,314)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in)operating activities:
  Depreciation and amortization                                         11,430          2,641
  Fair value of derivatives at date of issuance                      2,205,642              -
  Decrease in fair value of derivative liability                    (5,778,250)             -
  Donated services                                                           -          6,000
 Changes in assets and liabilities:
  Accounts receivable                                                 (444,077)       331,986
  Inventories                                                         (253,195)       (86,439)
  Prepaid expenses                                                     (28,946)         1,952
  Security deposits                                                        140             (2)
  Accounts payable and accrued expenses                                290,724        (39,361)
  Deferred revenues                                                    (37,500)       204,167
  Due to related party                                                 (60,000)        11,500
  Interest payable                                                     (26,961)        (3,340)
  Other current liabilities                                            (35,665)        (4,608)
                                                                 -------------    -----------
 Net cash provided by (used in) operating activities                (2,247,767)      (122,818)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                          30,280              -
  Investment in restricted security deposit                           (912,651)             -
  Purchase of property and equipment                                  (108,954)        (3,826)
                                                                 -------------    -----------
Net cash provided by (used in) investing activities                   (991,325)        (3,826)
                                                                 -------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in line of credit                                          (269,000)       162,000
  Repayment of partners' loans payable                                (110,000)      (230,000)
  Proceeds from issuance of common stock                             3,811,708         74,500
                                                                 -------------    -----------
 Net cash provided by financing activities                           3,432,708          6,500
                                                                 -------------    -----------
NET INCREASE (DECREASE) IN CASH                                        193,617       (120,144)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        26,430        121,069
                                                                 -------------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $     220,047    $       925
                                                                 =============    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                                        $      67,380    $    61,897
                                                                 =============    ===========
NON-CASH FINANCING ACTIVITIES
 Fair value of derivative liabilities issued in connection
  with issuance of shares of common stock                        $     239,100    $         -
                                                                 =============    ===========


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

     In the opinion of the management of Electronic Sensor Technology, Inc. (formerly Bluestone Ventures, Inc.) (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2005, and the results of operations and cash flows for the nine month period ending September 30, 2005 have been included. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and related footnotes thereto for the year ended December 31, 2004, included in the Company's current report filed on Form 8-K with the Securities and Exchange Commission on April 19, 2005.


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

     (k)  Basic and Diluted Earnings Per Share

          Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants embedded conversion features (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 5,576,871 and 0 at September 30, 2005 and 2004, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at September 30, 2004 are excluded from the loss per share computation for that period due to their anti-dilutive effect. The Company adjusted the numerator for any changes in income or loss that would result if the contract had been recorded as an equity instrument for accounting purposes during the period. However, the Company did not adjust the numerator for interest charges during the period on the convertible debentures because it would have been anti-dilutive.

          The following sets forth the computation of basic and diluted earnings per share at September 30:


                                                                    2005                  2004
                                                                 (Restated)            (Restated)
Numerator:
 Net income (loss)                                               $ 1,908,891            $ (547,314)
 Net other income/expense associated with
   derivative contracts                                            3,572,608                     -
                                                            -----------------      ----------------
                                                            -----------------      ----------------
  Net income (loss) for diluted earnings per share              $ (1,663,717)           $ (547,314)
   purposes
                                                            =================      ================
                                                            =================      ================

Denominator:
  Denominator for basic earnings per share-
    Weighted average shares outstanding                           53,525,865            49,983,643
  Effect of dilutive warrants, embedded
   conversion features and liquidated damages                              -                     -
                                                            -----------------      ----------------
                                                            -----------------      ----------------
  Denominator for diluted earnings per share-                     53,525,865            49,983,643
    Weighted average shares outstanding
                                                            =================      ================
                                                            =================      ================

Basic earnings (loss) per share                                      $  0.04              $  (0.01)
                                                            =================      ================
                                                            =================      ================
Diluted earnings (loss) per share                                   $ (0.03)              $  (0.01)
                                                            =================      ================

(4)  MERGERS AND ACQUISITIONS

     Bluestone Ventures, Inc. ("Bluestone") executed an Agreement and Plan of Merger (the "Merger Agreement") by and among Bluestone, Amerasia Technology, Inc. ("Amerasia"), holder of approximately 55% of the partnership interests of Electronic Sensor Technology, L.P., ("EST, L.P."), L & G Sensor Technology, L.P. ("L&G"), holder of approximately 45% of the partnership interests of EST, L.P., Amerasia Acquisition Corp. ("AAC") a wholly-owned subsidiary of Bluestone, and L & G Acquisition Corp. ("LAC"), a wholly owned subsidiary of Bluestone on January 31, 2005. Under the Merger Agreement (i) AAC merged with and into Amerasia such that Amerasia became a wholly-owned subsidiary of Bluestone, (ii) LAC merged with and into L&G such that L&G became a wholly-owned subsidiary of Bluestone,
     (iii) as a result of the merger of (i) and (ii), Bluestone indirectly acquired all of the partnership interests of EST, L.P. and (iv) Bluestone issued 20,000,000 shares of its common stock to the shareholders of Amerasia and L&G. The merger has been treated as a purchase only of the partnership interests of EST, L.P.

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

     The Company adopted a Stock Incentive Option Plan in April 2005. No options have been granted through September 30, 2005.

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

     The fair value of the warrants issued in connection with the February 2005 transaction at the date of issuance of the warrants and the granting of registration rights and at September 30, 2005 is as follows:

                                       At issuance        At September 30, 2005
                                   -------------------   -----------------------
         Freestanding warrants          $6,017,350               $239,100

     The Company used the following assumptions, using the Black Scholes Model to measure the identified derivatives as follows:

     Freestanding warrants

                                       At issuance        At September 30, 2005
                                   -------------------   -----------------------
         Market price:                       $2.40                  $0.58
         Exercise price:                     $1.00                  $1.00
         Term:                             3 years             2.41 years
         Volatility:                           39%                    39%
         Risk-free interest rate:            2.78%                  3.91%
         Number of warrants:             3,985,000              3,985,000

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

(7)  RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

     In connection with the filing of an amendment to our registration statement on Form SB-2/A with the Securities and Exchange Commission, and after reviewing certain accounting principles we had applied in our financial statements for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005 previously filed with the Commission, management has determined that those financial statements should no longer be relied upon as they did not properly account for certain liquidated damages associated with a $3.985 million private placement of warrants and shares of our common stock that occurred in February 2005. Previously, the Company had not reflected the liquidated damages at their fair value nor their effect on other outstanding convertible instruments. Pursuant to the terms of the warrants that the Company issued and the registration rights granted in such private placement, the warrant holders are entitled to liquidated damages pursuant to demand registration rights in the event of a failure to timely register the shares after demand is made by the holders of a majority of the warrants and shares of common stock issued pursuant to such agreement. The demand registration rights of these investors are such that if the Company fails to register the investors shares, including the shares underlying the warrants, the Company will pay a cash penalty amounting to 1% of the amount invested per month, $39,850, if the registration statement is not filed within 60 days of demand or is not declared effective within 150 days from the date of initial filing. The maximum liability associated with the liquidated damages amounts to 49% of the gross proceeds associated with the issuance of shares of common stock, which amounts to $1,952,650. The percentage of liquidated damages amounts to the difference between 60 months, which is the inherent time limitation under which the underlying shares would be free-trading (three year term and two year holding period) and 11 months, which is the grace period for registering the shares (no demand permitted for four months, two-month period to file and five-month period to become effective), times the penalty percentage, which is 1%. The Company believes that the likelihood that it will incur any liabilities resulting from the liquidated damages pursuant to the demand registration rights is remote considering that it will register the shares and the shares underlying the warrants pursuant to piggy-back registration rights, which do not contain liquidated damages. Because the registration rights were not granted under a separate registration rights agreement, we considered those features in evaluating whether the associated warrants should be classified as derivative liabilities. Considering that the amount of the maximum penalty is 49%, the Company cannot conclude that that this discount represents a reasonable approximation of the difference between registered and unregistered shares under paragraph 16 of EITF 00-19. Accordingly, the warrants issued in connection with the February 2005 transaction are considered derivative liabilities.

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

     Increase in certificate of deposit - restricted ($912,651), derivative liabilities ($239,100), deferred revenues ($154,167), revenues ($37,500), other expense-derivatives ($2,205,642), other income-derivatives ($5,778,250), net income ($3,610,108), earnings per share-basic ($0.07), and cash used in investing activities ($912,651) on the statement of cash flows.

     Decrease in additional paid-in capital ($3,811,707), and accumulated deficit by ($3,418,440).

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

The Company's executive offices are located at 1077 Business Center Circle, Newbury Park, California 91320, telephone: (805) 480-1994.

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                              NINE  MONTHS  ENDED  SEPTEMBER 30,
                                              ---------------------------------
                                                   2005                 2004
                                                (Restated)           (Restated)
                                               ------------         ------------
STATEMENTS OF OPERATIONS DATA:
     Revenues...............................       100%                 100%
     Cost of sales..........................        77%                  96%
     Gross profit...........................        23%                   4%
     Operating expenses.....................       137%                  58%
     (Loss) from operations.................      (114%)                (54%)
     Other Income and (expense).............       249%                 (19%)
     Net income (loss)......................       135%                 (73%)

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues for the nine months ended September 30, 2005 were $1,417,700 compared to $754,400 in 2004. It showed an increase of 88% due to an increase in the number of zNose(R) units shipped from 20 units in 2004 to 37 units in 2005 for the nine month period, which represents an 85% increase over the same nine month period in 2004.

Gross profit was $330,700 for the nine months ending September 30, 2005, compared to $31,100 for the nine months period ending September 30, 2004. This increase of $299,600 resulted from increased sales, offset by an increase in direct manufacturing costs.

Compensation expenses in the first nine months of 2005 were $332,100, as compared to $60,100 in 2004. As a percentage of sales, total compensation expenses increased from 8% of sales, to 23% of sales. The increase of $272,000 was due to the increase of personnel costs, due to the hiring of new employees.

Selling expenses for the first nine months of 2005 were $359,400, as compared to $123,000 in 2004. As a percentage of sales, total selling expenses increased from 16% of sales to 25% of sales. This increase of $236,400 was due to an increase in Sales and Marketing personnel costs and expanded sales activities.

General and administrative expenses for the first nine months of 2005 were $1,133,500, as compared to $252,700 in 2004. As a percentage of sales, general and administration expenses increased from 33% of sales to 80% of sales. This increase of $880,800 was primarily due to costs incurred in connection with the reverse merger in February 2005, and the added costs involved in being a publicly traded company.

Interest expense for the first nine months of 2005 was $54,700, as compared to $61,900 in 2004. This slight decrease is due to an offsetting interest income of $12,700 from a certificate of deposit in the amount of $900,000.

Net income for the nine month period ended September 30, 2005 was $1,908,891 as compared to a net loss of $547,314 for the nine month period ended September 30, 2004. The increase in net income was primarily due to a decrease in the fair value of derivative liabilities, as described further below, and was offset by increased operating expenses, including expenses related to our February 2005 merger, increased sales activities, increased personnel costs and an expanded new product development effort.

Other income-derivatives consist of the decrease in the fair value of derivative liabilities between the date of issuance of such derivatives and the end of the third quarter of 2005. The increase in other income-derivatives during the nine-months ended September 30, 2005 when compared to the same period in 2004 is primarily attributable to a decrease in the quoted price of our common stock. We are unable to determine whether we will record further decreases in the fair value of derivative liabilities in the foreseeable future, which would be recorded as other income-derivatives. Such decreases would be generally triggered by a decrease in the fair value of our stock price, upon satisfaction of liquidated damages pursuant to registration rights, or, possibly, upon satisfaction of our convertible debentures. No such derivatives were issued during the nine-month ended September 30, 2004.

Other expense-derivatives primarily consist of the recognition of derivative liabilities we issued during the nine-months ended September 30 2005. No such derivatives were issued during the nine-month period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of 2005, net cash used by the Company for operating activities was $2,247,800. In the first nine months of 2004, the cash used by Company's operations was $122,800. Cash used in the first nine months of 2005 was comprised of the net income for the nine-month period of $1,908,900, less net non-cash expenses of (including depreciation and amortization of $11,400, plus the fair value of issued derivatives of $2,205,600, less decrease in fair value of derivative liability of $5,778,300) $3,561,300 less the net change in operating assets and liabilities of $595,400. Cash used in operations in the first nine months of 2004 was comprised of the net loss of $547,300, plus net non-cash expenses of (including depreciation and amortization of $2,600, plus the fair value of donated services of $6,000) $8,600, plus the net change in operating assets and liabilities of $415,900.

Investing activities used cash of $991,300 in the first nine months of 2005 and used $3,800 during the same period in 2004. In 2005, cash was used to purchase a restricted certificate of deposit ($912,600) and equipment ($109,000), offset by proceeds received from the sale of equipment ($30,300). In 2004, the only investing activity was the purchase equipment.

Financing activities provided cash of $3.4 million and $6,500 during the first nine months ending September 30, 2005 and 2004, respectively. The increase in 2005 activities was primarily due to the issuance of common stock for $3.8 million.

On September 30, 2005 the Company retained cash on hand of $220,000, compared to $1,000 on September 30, 2004. On September 30, 2005 the Company had a working deficit of $212,400, as compared to a working deficit of $ 5.7 million on September 30, 2004. The Company, at present, has a credit facility in place with East West Bank for $1.8 million. The outstanding line of credit on the East West Bank facility as of September 30, 2005 was $1,700,100 with an annual interest rate of 0.5% above the bank prime rate, payable monthly.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit
No.           Description
-----------   ------------------------------------------------------------------

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2 Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C.1350.

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

                                  ELECTRONIC SENSOR TECHNOLOGY, INC.


                                          /s/ Teong C. Lim
Dated September 25, 2006          By:    ----------------------------
                                  Name:  Teong C. Lim
                                  Title: President and Chief Executive Officer
                                         (Principal Executive Officer)


                                         /s/ Francis Chang
Dated September  25, 2006        By:    ------------------------------
                                 Name:  Francis Chang
                                 Title: Secretary, Treasurer and Vice President
                                        of Finance and Administration
                                        (Principal Accounting Officer)