Form 10KSB/A
period 2005-12-31
Electronic Sensor Technology, Inc
filed 2006-09-26
CIK 1122860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] AMENDMENT NO. 1 TO ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                     For the fiscal year ended DECEMBER 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ____________ to ____________

                     Commission file number 333-87224

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                 NEVADA                                98-0372780
     -------------------------------      ------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

     1077 BUSINESS CENTER CIRCLE,
       NEWBURY PARK, CALIFORNIA                           91320
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number (805) 480-1994

Securities registered under Section 12(b) of the Exchange Act:

                                                Name of each exchange on
          Title of each class                       which registered
                  None.                                   N/A
          -------------------                   ------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                      None.
                                ----------------
                                (Title of class)

          Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act                                   [X](*)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [ ] No [X](*)

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                    [X](**)

          Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                       Yes [ ] No [X]

          State issuer's revenues for its most recent fiscal year. $2,122,349

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $7,768,164 as of September 7, 2006

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 54,173,745 shares of common stock as of September 7, 2006

                       DOCUMENTS INCORPORATED BY REFERENCE

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

(**) We did not have any equity securities registered pursuant to Section 12 of the Exchange Act during the fiscal year ended December 31, 2005. As such, our directors, officers and beneficial owners of more than 10 percent of any class of equity securities were not required to comply with Section 16(a) of the Exchange Act. Accordingly, disclosure of delinquent filers in response to Item 405 of Regulation S-B is inapplicable.

                                EXPLANATORY NOTE

          We are filing this amended annual report on Form 10-KSB/A for the fiscal year ended December 31, 2005 to restate our audited consolidated financial statements at December 31, 2005 and for the period ended December 31, 2005 in order to: (i) properly account for the fair value of derivative liabilities resulting from the issuance of freestanding warrants and registration rights granted in connection with the issuance of such warrants (the effect of this restatement is described further in Note 14 to the Consolidated Financial Statements included herein) and (ii) adjust revenues related to a one-time license fee received from a customer (revenues pertaining to the amount received are recognized evenly over the life of the agreement (the effect of this adjustment is described further in Note 14 to the Consolidated Financial Statements included herein)). We have also amended the cover page in order to update certain disclosures contained therein.

          The following Items of this amended annual report on Form 10-KSB/A for the fiscal year ended December 31, 2005 are amended and restated herein:

          Cover Page:

          o Disclosure relating to our obligation to file reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act has been updated to reflect the current status of the registration process of our equity securities under the Exchange Act.

          Part I:

          o    Item 1. Description of Business--Capitalization;

          Part II:

          o    Item 6. Management's Discussion and Analysis;

          o    Item 7. Financial Statements; and

          Exhibits:

          o Exhibits--Exhibits 31.1, 31.2, 32.1 and 32.2--currently-dated certifications from our President and Chief Executive Officer and Treasurer and Vice President of Finance and Administration, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

The remaining Items are unaffected by the aforementioned restatements, have not been updated from the disclosure originally contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 24, 2006 and are not reproduced in this Form 10-KSB/A. This amended annual report on Form 10-KSB/A for the fiscal year ended December 31, 2005 does not reflect events occurring after the filing of the annual report on Form 10-KSB filed with the Commission on March 24, 2006, nor does it modify or update the disclosures contained in the annual report on Form 10-KSB filed with the Commission on March 24, 2006, other than as described above.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

CAPITALIZATION

The following table sets forth our capitalization as of December 31, 2005. The figures in the table are derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. All information below excludes any securities issued subsequent to December 31, 2005.

                                December 31, 2005
                                    (Restated)

       Long-term debt............................................$194,444
       Stockholders' deficit:
         Common stock; $0.001 par value; 200,000,000
          Shares authorized; 54,098,745 shares issued
          and outstanding.........................................$54,099
         Additional paid-in capital............................$8,495,429
         Accumulated deficit..................................($7,687,157)
       Total Stockholders' deficit...............................$862,371
       Total capitalization....................................$1,056,815

                                     PART II

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

The following table sets forth certain items included in our Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                          Year Ended
                                                         December 31,           Variation $    Variation %
                                                 ----------------------------     2005 vs        2005 vs
                                                      2005           2004           2004          2004(*)
                                                   (Restated)     (Restated)     (Restated)     (Restated)
                                                 -------------  -------------  -------------  -------------
In $
REVENUES                                         $   2,122,349  $   1,076,749      1,045,600           0.97
COST OF SALES                                        1,302,602      1,039,280        263,322           0.25
    GROSS PROFIT                                       819,747         37,469        782,278          20.88

OPERATING EXPENSES:
  Research and development                             260,125              0        260,125             NM(**)
  Compensation                                         466,421         81,734        384,687           4.71
  Selling                                              653,092        161,546        491,546           3.04
  General and administrative                         1,522,451        225,229      1,297,222           5.76
                                                 -------------  -------------  -------------
    TOTAL OPERATING EXPENSES                         2,902,089        468,509      2,433,580           5.19
LOSS FROM OPERATIONS                                (2,082,342)      (431,040)    (1,651,302)         (3.83)

OTHER INCOME AND EXPENSE:
  Other income - derivative liabilities              7,577,929              0      7,577,929             NM
  Other expense - derivative liabilities            (2,401,358)             0     (2,401,358)            NM
  Gain (loss) on sale of property and equipment          9,287         (7,710)        16,997           2.20
  Interest expense                                    (324,540)      (164,133)      (160,407)         (0.98)
                                                 -------------  -------------  -------------
    TOTAL OTHER INCOME AND (EXPENSE)                 4,861,318       (171,843)     5,033,161          29.29
NET (LOSS) INCOME                                $   2,778,976  $    (602,883)     3,381,859           5.61
                                                 =============  =============  =============  =============

----------
(*)Expressed as a decimal
(**)NM = not meaningful

The following table sets forth, as a percentage of revenues, certain items included in our Income Statements (see Financial Statements and Notes) for the periods indicated:

                                 Year Ended
                                December 31,
                            --------------------
                               2005       2004
                            ----------  --------
                            (Restated)  (Restated)
As a % of revenues
REVENUES                           100%      100%
COST OF SALES                       61%       97%
GROSS PROFIT                        39%        3%
OPERATING EXPENSES                 137%       44%
(LOSS) FROM OPERATIONS             (98%)     (41%)
OTHER INCOME AND (EXPENSE)         229%      (16%)
NET (LOSS) INCOME                  131%      (57%)

Revenues primarily consists of the sale of our zNose products. Our increase in revenues during 2005, when compared to 2004, is primarily attributable to an increase of volume of shipments of zNose units from 28 units during 2004 to 56 units during 2005.

Cost of Sales primarily consists of manufacturing costs. The increase in cost of sales during 2005 when compared to 2004 is primarily attributable to an increase in our number of units shipped, offset by a decrease in idle labor hours during 2005 when compared to 2004. We believe that our per unit manufacturing costs will continue to decline as we increase the number of units sold per quarter, due to economies of scale.

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

Other income-derivative liabilities primarily consists of the decrease in the fair value of derivative liabilities between the date of issuance of such derivatives and our year-end. The increase in other income during 2005 when compared to 2004 is primarily attributable to a decrease in the fair value of derivative liabilities, between measurement date, recognized during 2005. No such derivatives were issued during 2004.

Other expense-derivative liabilities primarily consists of the recognition of derivative liabilities we issued during 2005. No such derivatives were issued during 2004.

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

During 2005, we used approximately $3.0 million in our operating activities which is the result of the following:

     o    A net income of approximately $2.8 million adjusted for:

          o the recognition of derivative liabilities of $2.4 million resulting from the issuance of such derivatives (convertible debentures and warrants) and a decrease in the fair value of the derivative liabilities of approximately $7.6 million.

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

During 2005, we generated approximately $8.1 million in financing activities by generating proceeds of approximately $7,000,000 and $3.8 million from the issuance of our convertible debentures and our shares of common stock, respectively, offset by the repayment of our line of credit of approximately $2.0 million and by paying financing costs of approximately $593,000.

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

During 2004, we used approximately $167,000 in our operating activities which is the result of the following:

Our net loss of approximately $603,000 adjusted for:

     o a decrease in our accounts receivable and accounts payable amounting to approximately $363,000 and $66,000, respectively, resulting from a shorter average collection time on accounts receivable and more timely payments on accounts payable as well as an increase in inventories and deferred revenues of approximately $88,000 and $192,000, respectively, to meet the increased demand of our products and receipt of a one-time license fee from a customer to be amortized to revenues in equal installments over the terms of the license agreement.

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

As of December 31, 2005, our cash balance and working capital, adjusted for derivative liabilities were $4,219,921 and $5,991,467, respectively. Our current monthly cash burn rate is approximately $250,000 and we do not anticipate any extraordinary cash payments that we will have to make in the near future until the first principal payment of approximately $780,000 is due on the convertible debentures that we issued on December 7, 2005, which such payment is to be made on January 1, 2008. Based on our current monthly cash burn rate, we believe that we will not require any financing until the second half of 2007, at the earliest. Accordingly, we believe that we will be able to continue as a going concern for at least the next twelve months.

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

          As discussed in Note 14 to the accompanying financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2005 to reflect additional non-operating gains and losses, the classification of embedded conversion features, warrants and liquidated damages as derivative liabilities and to adjust revenues related to a one-time licensing fee.

                                                    /s/ Sherb & Co., LLP
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
February 20, 2006

With respect to Note 14, the date is July 12, 2006

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005
                                     ASSETS
                                   (Restated)

CURRENT ASSETS:
  Cash and cash equivalents                                  $    4,219,921
  Certificate of deposit-restricted                                 918,678
  Accounts receivable, net of allowance
   for doubtful accounts of $20,577                                 465,776
  Prepaid expenses                                                   69,936
  Inventories                                                       939,622
                                                             --------------
    TOTAL CURRENT ASSETS                                          6,613,933
                                                             --------------
DEFERRED FINANCING COSTS, net of amortization of $17,297            711,062
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $917,010                                           112,548
SECURITY DEPOSITS                                                    12,817
                                                             --------------
                                                             $    7,450,360
                                                             ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             480,799
  Deferred revenues                                                 141,667
  Derivative liabilities                                          5,771,079
                                                             --------------
    TOTAL CURRENT LIABILITIES                                     6,393,545
                                                             --------------
CONVERTIBLE DEBENTURES, net of unamortized discount
 of $6,805,556                                                      194,444
                                                             --------------
    TOTAL LIABILITIES                                             6,587,989
                                                             --------------
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value 50,000,000 shares
   authorized, none issued and outstanding                                -
  Common stock, $.001 par value, 200,000,000 shares
   authorized, 54,098,745 issued and outstanding                     54,099
  Additional paid-in capital                                      8,495,429
  Accumulated deficit                                            (7,687,157)
                                                             --------------
    TOTAL STOCKHOLDERS' DEFICIT                                     862,371
                                                             --------------
                                                             $    7,450,360
                                                             ==============

                 See notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Year Ended
                                                              December 31,
                                                      --------------------------
                                                          2005           2004
                                                      ------------   -----------
                                                       (Restated)     (Restated)
REVENUES                                              $  2,122,349   $ 1,076,749
COST OF SALES                                            1,302,602     1,039,280
                                                      ------------   -----------
  GROSS PROFIT                                             819,747        37,469
                                                      ------------   -----------

OPERATING EXPENSES:
  Research and development                                 260,125             -
  Compensation                                             466,421        81,734
  Selling                                                  653,092       161,546
  General and administrative                             1,522,451       225,229
                                                      ------------   -----------
    TOTAL OPERATING EXPENSES                             2,902,089       468,509
                                                      ------------   -----------
LOSS FROM OPERATIONS                                    (2,082,342)     (431,040)
                                                      ------------   -----------

OTHER INCOME AND EXPENSE:
  Other income - derivative liabilities                  7,577,929             -
  Other expense - derivative liabilities                (2,401,358)            -
  Gain (loss) on sale of property and equipment              9,287        (7,710)
  Interest expense                                        (324,540)     (164,133)
                                                      ------------   -----------
    TOTAL OTHER INCOME AND (EXPENSE)                     4,861,318      (171,843)
                                                      ------------   -----------
NET (LOSS) INCOME                                     $  2,778,976   $  (602,883)
                                                      ============   ===========
  Earnings (loss) per share, basic                    $       0.05   $     (0.01)
                                                      ============   ===========
  Weighted average number of shares, basic              53,636,560    53,525,865
                                                      ============   ===========
  Earnings (loss) per share, diluted                  $       (.04)  $     (0.01)
                                                      ============   ===========
  Weighted average number of shares, diluted            53,636,560    53,525,865
                                                      ============   ===========

                 See notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (Restated)

                                       Common Stock           Preferred Stock    Additional                         Total
                                -------------------------   ------------------    Paid-In       Accumulated     Stockholders'
                                   Shares        Amount      Shares    Amount     Capital         Deficit          Deficit
                                ------------   ----------   --------  --------  ------------   -------------   ---------------
BALANCE - January 1, 2004         81,279,000   $   81,279          -  $      -  $  4,500,000   $  (9,863,250)    $  (5,281,971)
  Sale of Partnership interest
   - Class C                               -            -          -         -       200,000               -           200,000
  Note payable related party -
   interest waived                         -            -          -         -        63,774               -            63,774
  Net loss                                 -            -          -         -             -        (602,883)         (602,883)
                                ------------   ----------   --------  --------  ------------   -------------   ---------------

BALANCE - December 31, 2004       81,279,000       81,279          -         -     4,763,774     (10,466,133)       (5,621,080)
  Cancellation of common stock   (54,279,147)     (54,279)         -         -        54,279               -                 -
  Notes payable converted to
   common stock                    1,272,000        1,272          -         -     1,270,728               -         1,272,000
  Reverse acquisition                      -            -          -         -       (89,325)              -           (89,325)
  Sale of common stock             3,985,000        3,985          -         -        (3,985)              -                 -
  Deferred compensation
   contributed to capital                  -            -          -         -       934,957               -           934,957
  Officers loans converted to
   common stock                    1,198,630        1,199          -         -     1,197,431               -         1,198,630
  Issuance of shares for
   services                          130,000          130          -         -        74,820               -            74,950
  Accrued interest converted
   to common stock                   313,262          313          -         -       312,950               -           313,263
  Common stock issued for
   acquisition of EST             20,200,000       20,200          -         -       (20,200)              -                 -
  Net income                               -            -          -         -             -       2,778,976         2,778,976
                                ------------    ---------   --------  --------  ------------   -------------   ---------------
BALANCE - December 31, 2005       54,098,745    $  54,099          -  $      -  $  8,495,429   $  (7,687,157)    $     862,371
                                ============    =========   ========  ========  ============   =============   ===============

                 See notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended
                                                                                December 31,
                                                                      --------------------------------
                                                                            2005            2004
                                                                         (Restated)      (Restated)
                                                                      ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $     2,778,976  $      (602,883)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                              21,300           11,223
    Issuance of shares for services                                            74,950                -
    Recognition of derivative liabilities                                   2,401,358                -
    Amortization of debt discount                                             194,444                -
    Amortization of deferred financing costs                                   17,297                -
    Notes payable related party - interest waived                                   -           63,774
    Decrease in fair value of derivative liability                         (7,577,929)               -
  Changes in assets and liabilities:
    Accounts receivable                                                      (435,089)         363,042
    Inventories                                                              (458,974)         (87,544)
    Prepaid expenses                                                          (55,679)           2,312
    Security deposits                                                             140                -
    Accounts payable and accrued expenses                                     266,578          (66,120)
    Deferred revenues                                                         (50,000)         191,667
    Due to related party                                                      (60,000)         (40,910)
    Interest payable                                                          (26,961)           4,364
    Other current liabilities                                                 (35,665)          (6,773)
                                                                      ---------------  ---------------
Net cash provided by (used in) operating activities                        (2,945,254)        (167,848)
                                                                      ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                 43,933           12,198
  Purchase of certificate deposit                                            (918,678)
  Purchase of property and equipment                                         (126,582)         (35,113)
                                                                      ---------------  ---------------
   Net cash (used in) investing activities                                 (1,001,327)         (22,915)
                                                                      ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in line of credit                                    (1,969,137)          17,000
  Repayment of partners' loans payable                                       (110,000)        (120,000)
  Proceeds from issuance of common stock                                    3,811,708          200,000
  Proceeds from convertible debenture                                       7,000,000                -
  Payment of deferred financing costs                                        (592,500)               -
                                                                      ---------------  ---------------
Net cash provided by financing activities                                   8,140,071           97,000
                                                                      ---------------  ---------------
NET INCREASE (DECREASE) IN CASH                                             4,193,491          (93,763)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 26,430          119,968
                                                                      ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $     4,219,921  $        26,205
                                                                      ===============  ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
  Interest                                                            $       102,928  $        87,284
                                                                      ===============  ===============
  Taxes                                                               $             -  $             -
                                                                      ===============  ===============
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Notes payable, loans payable and accrued expenses converted
   into Common stock and additional paid-in capital                   $     3,718,849  $             -
                                                                      ===============  ===============
  Fair value of derivative liability recorded as debt
   discount on convertible debentures                                 $     7,000,000  $             -
                                                                      ===============  ===============
  Fair value of derivative liability recorded as
   deferred financing costs                                           $       135,859                -
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

For accounting purposes, the transaction was treated as a recapitalization of EST and accounted for as a reverse acquisition. Prior to the merger, Bluestone was a non-operating public shell and EST was a privately-held operating limited partnership. Accordingly, the accompanying financial statements include the accounts of EST for the period from January 1, 2004 to December 31, 2005 and the accounts of Bluestone from February 1, 2005 to December 31, 2005.

Cash and Cash Equivalents

The Company considers highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2005.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, certificate of deposit, accounts receivables, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The fair value of the convertible debentures amounts to $7,000,000, based on the Company's incremental borrowing rate. The carrying value of the derivative liability associated with the convertible debentures represents its fair value.

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

Property and equipment consist of the following as of December 31, 2005:

Machinery and equipment                                  $  777,017
Leasehold improvements                                       39,500
Office furniture and equipment                              213,041
                                                         ----------
                                                          1,029,558
Accumulated depreciation                                   (917,010)
                                                         ----------
                                                         $  112,548
                                                         ==========

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

Basic and Diluted Earnings per Share

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants embedded conversion features (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 45,612,115 and 0 at December 31, 2005 and 2004, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at December 31, 2004 are excluded from the loss per share computation for that period due to their antidilutive effect. The Company adjusted the numerator for any changes in income or loss that would result if the contract had been reported as an equity instrument for accounting purposes during 2005. However, the Company did not adjust the numerator for interest charges during 2005 on the convertible debentures because it would have been anti-dilutive.

The following sets forth the computation of basic and diluted earnings per share for the year ended December 31:

                                                                                            2005           2004
                                                                                         (Restated)     (Restated)
                                                                                       ------------    ------------
Numerator:
  Net (loss) income                                                                    $  2,778,976    $   (602,883)
Net other income (expense) associated with derivative contracts                           5,176,571               -
Net loss for diluted earnings per share purposes                                       ($ 2,397,595)   ($   602,883)
                                                                                       ============    ============
Denominator:
  Denominator for basic earnings per share - Weighted average shares outstanding         53,636,560      53,525,865
  Effect of dilutive warrants, embedded conversion features and liquidated damages                -               -
                                                                                       ------------    ------------
  Denominator for diluted earnings per share - Weighted average shares outstanding       53,636,560      53,525,865
                                                                                       ============    ============
Basic earnings (loss) per share                                                        $       0.05    $      (0.01)
                                                                                       ============    ============
Diluted earnings (loss) per share                                                      $      (0.04)   $      (0.01)
                                                                                       ============    ============

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

DEFERRED REVENUES

Deferred revenues at December 31, 2005 amounted to $141,667. The deferred revenues consist of a one-time licensing fee received by the Company during 2004 and is recognized over the term of the agreement which is five years. The Company recognized revenues of $50,000 and $58,333 pursuant to this agreement during 2005 and 2004, respectively.

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

EXTINGUISHMENT OF DEBT

During 2004, the Company recognized a gain on extinguishment of debt which lapsed pursuant to statute of limitations. The debt was associated with general and administrative expenses previously provided by a vendor. The gain amounted to approximately $57,000. The gain was classified as an operating activity.

(2) Inventory

Inventory at December 31, 2005 consist of the following:

Finished goods                               $  260,517
Work-in-process                                 464,610
Raw materials                                   214,495
                                             ----------
                                             $  939,622
                                             ==========

(3) Convertible debentures

During December 2005, we issued in a private offering $7,000,000 aggregate principal amount of convertible debentures due December 7, 2009. The convertible debentures are convertible at a variable conversion price, which is the lesser of $0.4544 or 90% of the average of the volume weighted average price for the 20 consecutive trading days immediately prior to the conversion date. The convertible debentures are convertible at any time on or prior to the maturity date at the option of the debenture holder. We received $7,000,000 in cash as consideration. The convertible debentures bear interest at 8%, payable in cash or stock, at the Company's options, and are required to be redeemed in 9 equal quarterly payments commencing January 1, 2008.

In connection with the issuance of the convertible debentures, the Company issued five-year warrants to purchase 12,130,314 shares of common stock at an exercise price of $0.4761 per share. Furthermore, the Company granted liquidated damages pursuant to a registration rights agreement.

The convertible debentures and related agreements provide, among other things, for:

     1) Liquidated damages amounting to 2% per month of the outstanding principal amount, payable in cash or stock, to the debenture holders in the event that a registration statement covering the shares underlying the convertible debentures is not declared effective within 150 days of the date the debentures were issued. The liquidated damages are payable in cash monthly or in unpaid, bear interest at 18% per annum. If unpaid by January 1, 2008 and thereafter, they may be converted in shares of common stock at the same prevailing rate as the remaining principal amount of the convertible debentures;

     2) Default interest rate of 18% and a default premium of 30% of the principal amount of the debentures, payable in cash or stock. Events of default include, among other things, if a payment, whether cash or stock is not paid on time and cured within three days, if the Company's common stock is not quoted for trading for at least five trading days, if a registration is not effective within 180 days after December 5, 2005. The default interest rate and the default premium may be converted in shares of common stock at the same prevailing rate as the remaining principal amount of the convertible debentures;

     3) A reset feature of the conversion price in the event of a subsequent equity or convertible financing with an effective price lower than the debenture conversion price, whereby the aforementioned variable conversion price of the convertible debentures is adjusted to the new lower effective price of the subsequent equity or convertible financing;

     4) A prepayment premium amounting to 30% of the principal balance of the convertible debentures in the event that the Company, at its sole option, prepays the convertible debentures before its due date. The prepayment is payable in cash only; and

     5) The warrants require that the Company reimburse any holder of a warrant in respect of any trading loss resulting from the failure of the Company to timely deliver shares issued pursuant to the exercise of warrants. This compensation may be paid in shares of common stock or cash. The exercise price of the warrants, which is $0.4761 per share at the date of the agreement, may be reduced to $0.001 per share, at a monthly rate $0.03 per share if the registration statement we are required to file at the request of the warrant holders with respect to the common stock underlying the warrants is not declared effective within six months of the date of issuance of the warrants.

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

See Note 4- Derivative Liabilities for further information on the accounting and measurement of the derivative liabilities associated with the issuance of the convertible debentures and related agreements.

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

There are no liquidated damages provided for untimely effectiveness of shares pursuant to piggy-back registration rights. The Company intends to register all shares and warrants pursuant to the subscriber piggy-back registration rights.

The agreement under which the warrants were issued and the registration rights were granted provided for liquidated damages pursuant to demand registration rights in the event of failure to timely register the shares in connection with the issuance of shares of common stock and the related warrants. The demand registration rights of these investors are such that if the Company fails to register the investors shares, including the shares underlying the warrants, the Company will pay a cash penalty amounting to 1% of the amount invested per month, $39,850, if the registration statement is not filed within 60 days of demand or is not declared effective within 150 days from the date of initial filing. The maximum liability associated with the liquidated damages amount to 49% of the gross proceeds associated with the issuance of shares of common stock, which amounts to $1,952,650. The percentage of liquidated damages amounts to the difference between 60 months, which is the inherent time limitation under which the underlying shares would be free-trading (three year term and two year holding period) and 11 months, which is the grace period for registering the shares (no demand permitted for four months, two-month period to file and five-month period to become effective), times the penalty percentage, which is 1%. The Company believes that the likelihood that it will incur any liabilities resulting from the liquidated damages pursuant to the demand registration rights is remote considering that it will register the shares and the shares underlying the warrants pursuant to piggy-back registration rights, which do not contain liquidated damages.

Because the registration rights were not granted under a separate registration rights agreements, we considered those features in evaluating whether the associated warrants should be classified as derivative liabilities. Considering that the amount of the maximum penalty is 49%, the Company cannot conclude that that this discount represents a reasonable approximation of the difference between registered and unregistered shares under paragraph 16 of EITF 00-19. Accordingly, the warrants issued in connection with the February 2005 transaction are considered derivative liabilities.

The fair value of the warrants issued in connection with the February 2005 transaction at the date of issuance of the warrants and the granting of registration rights and at December 31, 2005 is as follows:

                                     At issuance         At December 31, 2005
                                  -----------------    ------------------------
Freestanding warrants                 $6,017,350                 $ -

The Company used the following assumptions, using the Black Scholes Model to measure the identified derivatives as follows:

Freestanding warrants

                                     At issuance        At December 31, 2005
                                  -----------------    -----------------------
Market price:                                 $2.40                      $0.34
Exercise price:                               $1.00                      $1.00
Term:                                       3 years                 2.08 years
Volatility:                                      39%                        39%
Risk-free interest rate:                       2.78%                      4.39%
Number of warrants:                       3,985,000                  3,985,000

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

The embedded conversion features are as follows:

Default Interest Rate and Premium: The default interest rate is 18% while the stated rate of the convertible debentures is 8%. Additionally, the Company is liable to pay for a premium amounting to 30% of the principal amount of the convertible debentures in the event of default. This embedded derivative could at least double the investor's initial rate of return on the host contract and could also result in a rate of return that is at least twice what otherwise would be the market return for a contract that has the same terms as the host contract and that involves a debtor with a similar credit quality. Furthermore, the default interest rate may be triggered by certain events of defaults which are not related to credit-risk-related covenants or the Company's creditworthiness (e.g., if a registration statement is not effective within 180 days after December 5, 2005). The default provisions are effective upon the event of default and at the holders' option. The holders have not notified the Company of an event of default.

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

In connection with the issuance of the convertible debentures, the Company granted liquidated damages pursuant to registration rights. The liquidated damages amount to 2% per month of the outstanding principal amount, payable in cash or stock, to the debenture holders in the event that a registration statement covering the shares underlying the convertible debentures is not declared effective within 150 days of the date the debentures were issued. The liquidated damages are payable in cash monthly or if unpaid, bear interest at 18% per annum. If unpaid by January 1, 2008 and thereafter, they may be converted in shares of common stock at the same prevailing rate as the remaining principal amount of the convertible debentures. Pursuant to View C of EITF 05-04 the liquidated damages are accounted for as a separate derivative. While the liquidated damages may be settled in stock if unpaid by January 1, 2008, the Company determined that it was more likely that they would be paid in cash shortly after their occurrence and has used such assumption in measuring the fair value of the derivative liability associated with the liquidated damages. The maximum liability associated with the liquidated damages amount to 38% of the gross proceeds associated with the issuance of the convertible debentures, which amounts to $2,660,000.

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

The fair value of the derivative liabilities at the date of issuance of the convertible debentures and at December 31, 2005 are as follows:

                                   At Issuance          At December 31, 2005
                                  -------------        -----------------------
                                   (Restated)               (Restated)

Freestanding warrants             $   3,532,348        $    1,892,329
Embedded conversion features          3,463,542             3,654,412
Liquidated damages                      192,500               192,500
Other outstanding warrants              143,268                31,838

The Company used the following methodology to value the embedded conversion features and liquidated damages:

It estimated the discounted cash flows payable by the Company, using probabilities and likely scenarios, for event of defaults triggering the 30% penalty premium and 18% interest accrual, subsequent financing reset, and liquidated damages, such as the untimely effectiveness of a registration statement. If the additional cash consideration was payable in cash or stock, it determined the amount of additional shares would be issuable pursuant to its assumptions. The Company will revisit the weight of probabilities and the likelihood of scenarios at each measurement dates of the derivative liabilities, which are the balance sheet dates.

The Company used the following assumptions to measure the identified derivatives, using the Lattice valuation model, as follows:

Embedded conversion features

                                   At issuance          At December 31, 2005
                                  -------------        -----------------------
                                   (Restated)               (Restated)

Market price:                          $ 0.4880               $ 0.340
Conversion price:                      $ 0.4544               $ 0.306
Term:                                   4 years            3.92 years
Volatility:                                  39%                   39%
Risk-free interest rate:                   4.39%                 4.39%

Freestanding warrants

The derivative liability amounts to the fair value of the warrants issuable upon exercise, assuming that the underlying shares will not be timely registered. We computed the fair value of this embedded derivative using the Black Scholes valuation model with the following assumptions:

                                   At issuance          At December 31, 2005
                                  -------------        -----------------------
                                   (Restated)               (Restated)

Market price:                           $ 0.488                $ 0.34
Exercise price:                         $ 0.300                $ 0.30
Term:                                   5 years            4.92 years
Volatility:                                  39%                   39%
Risk-free interest rate:                   4.39%                 4.39%

We adjusted the effective exercise price to reflect the contractual adjustment assuming that the warrants will most likely be registered during the fourth quarter of 2006.

Liquidated damages

The liquidated damages, payable in cash, are valued using the weighting probabilities and likely scenarios to estimate the amount of liquidated damages and were valued at approximately $193,000 at the date of the grant of the registration rights and at December 31, 2005.

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

The decrease in fair value of the derivative liabilities between measurement dates, which are the date of issuance of the various debt and equity instruments and the balance sheet date, which is December 31, 2005 amounted to approximately $7.6 million and has been recorded as other income.

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

Shares issued pursuant to the Mergers

By virtue of the Mergers, all shares of common stock of Amerasia were converted into the right to receive shares of common stock of Bluestone at an exchange ratio of 4.6223537 shares of Bluestone common stock for each share of Amerasia common stock and all shares of common stock L&G were converted into the right to receive shares of common stock of Bluestone at an exchange ratio of 90 shares of Bluestone common stock for each share of L&G common stock. In addition, all 200,000 Class C limited partnership units of Electronic Sensor Technology L.P. were automatically converted into 200,000 shares of Bluestone common stock. The combined effect of the adjustment of the shares pursuant to the Mergers was to cancel 54,279,147 shares of common stock held by certain of the pre-merger stockholders of the Company and the issuance of 20,200,000 shares of common stock to the pre-merger partners of EST.

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

                                                                       2005          2004
                                                                    (Restateed)   (Restated)
                                                                   -------------  -----------
Net income (loss) as reported:                                       $ 2,778,976   $ (602,883)
Deduct:  Total stock-based employee compensation expense
 determined under fair value based method for all awards,
 net of related tax effects                                             ( 12,500)        ( - )
                                                                   -------------  -----------
Net income (loss) pro forma                                          $ 2,776,476   $ (602,883)
                                                                   =============  ===========

A summary of the activity during 2005 and 2004 of the Company's stock option plan and options and rights granted prior to the adoption, or otherwise outside, of the 2005 Stock Incentive Plan is presented below:

                                         Options           Weighted Average
                                        and Rights          Exercise Price
                                      -------------      --------------------
Outstanding at January 1, 2004                    -               $         -
Granted                                           -                         -
Exercised                                         -                         -
Expired or cancelled                              -                         -
                                      -------------       --------------------
Outstanding at December 31, 2004                  -                         -
Granted                                   1,794,500                      0.89
Exercised                                         -                         -
Expired or cancelled                              -                         -
                                      -------------       --------------------
Outstanding at December 31, 2005          1,794,500               $      0.89
                                      =============       ====================
Exercisable at December 31, 2004                  -               $         -
                                      =============       ====================
Exercisable at December 31, 2005            969,500               $       1.03
                                      =============       ====================

The weighted average remaining contractual life and weighted average exercise price of options and rights outstanding at December 31, 2005, for selected exercise price ranges, is as follows:

Options outstanding:

                                                      Weighted average remaining    Weighted average
  Range of exercise prices       Number of options         contractual life          exercise price
----------------------------   ---------------------  --------------------------   ------------------
         $0.64                        750,000               9.5                          $0.64
       1.00-1.05                      969,500               9.91                          1.03
         1.57                          75,000               9.91                          1.57

WARRANTS

During February 2005, the Company issued 3,985,000 warrants in connection with the Subscription Agreements. These warrants have an exercise price of $1.00 per share. These warrants expire in 2008. The Subscription Agreement provided for certain registration rights: piggy-back registration rights and demand registration rights.

There are no liquidated damages provided for untimely effectiveness of shares pursuant to piggy-back registration rights. The Company intends to register all shares and warrants pursuant to the subscriber piggy-back registration rights.

The Subscription Agreement provided for liquidated damages pursuant to demand registration rights in the event of failure to timely register the shares in connection with the issuance of shares of common stock and the related warrants. The demand registration rights of these investors are such that if the Company fails to register the investors shares, including the shares underlying the warrants, the Company will pay a cash penalty amounting to 1% of the amount invested per month, $39,850, if the registration statement is not filed within 60 days of demand or is not declared effective within 150 days from the date of initial filing. The maximum liability associated with the liquidated damages amount to 49% of the gross proceeds associated with the issuance of shares of common stock, which amounts to $1,952,650. The percentage of liquidated damages amounts to the difference between 60 months, which is the inherent time limitation under which the underlying shares would be free-trading (three year term and two year holding period) and 11 months, which is the grace period for registering the shares (no demand permitted for four months, two-month period to file and five-month period to become effective), times the penalty percentage, which is 1%. The Company believes that the likelihood that it will incur any liabilities resulting from the liquidated damages pursuant to the demand registration rights is remote considering that it will register the shares and the shares underlying the warrants pursuant to piggy-back registration rights.

Please refer to Note 4 - Derivative Liabilities - February 2005 Transaction for further discussion on the accounting and valuation of the derivative liabilities associated with freestanding warrants.

During February 2005, the Company issued 1,591,871 warrants in connection with its merger. These warrants have an exercise price of $1.00 per share. These warrants expire in 2010. The fair value of the warrants has been accounted as a derivative liability at the date of issuance and at December 31, 2005.

During December 2005, the Company issued 12,615,527 warrants in connection with the issuance of its convertible debentures. These warrants have an initial exercise price of $0.4761 per share. The exercise price per share may be reduced to $0.001 per share in the event the Company fails to timely register the underlying shares. Furthermore, the warrants could be converted in cash if certain events occur, such as a provision which require compensation for buy-in on failure to timely deliver shares issued pursuant to the exercise of warrants, whereas we reimburse the warrant holders for shares they purchase on the market at the market price for shares issued pursuant to the exercise of warrants we fail to issue in a timely manner. This compensation may be paid in shares of common stock or cash. These warrants expire in 2010. The fair value of the warrants has been accounted as a derivative liability at the date of issuance and at December 31, 2005.

Please refer to Note 4 - Derivative Liabilities - December 2005 Transaction for further discussion on the accounting and valuation of the derivative liabilities associated with freestanding warrants.

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

A summary of the activity during 2005 and 2004 of the Company's warrants is presented below:

                                     Warrants        Weighted Average
                                                      Exercise Price
                                   --------------   ------------------
Outstanding at January 1, 2004                  -   $                -
Granted                                         -                    -
Exercised                                       -                    -
Expired or cancelled                            -                    -
Outstanding at December 31, 2004                -                    -
Granted                                18,542,398                 0.67
Exercised                                       -                    -
Expired or cancelled                            -                    -
                                   --------------   ------------------
Outstanding at December 31, 2005       18,542,398   $             0.67
                                   ==============   ==================
Exercisable at December 31, 2004                -   $                -
                                   ==============   ==================
Exercisable at December 31, 2005       18,542,398   $             0.67
                                   ==============   ==================

The weighted average remaining contractual life and weighted average exercise price of warrants outstanding at December 31, 2005, for selected exercise price ranges, is as follows:

                                                       Weighted average remaining    Weighted average
  Range of exercise prices       Number of warrants          contractual life          exercise price
----------------------------   ---------------------   --------------------------   ------------------
       $0.48                        12,615,527                 4.91 years                 $0.48
        1.00                         5,576,871                 4.09 years                  1.00
        2.40                           350,000                 4.91 years                  2.40

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

(13) Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of December 31, 2005, are as follows:

     Deferred tax assets:
     Net operating loss carryforward                  $900,000
     Less valuation allowance                         (900,000)
                                                      ---------
     Total net deferred tax assets:                   $       -
                                                      =========

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

The federal statutory tax rate reconciled to the effective tax rate during 2005 and 2004, respectively, is as follows:

                                              2005        2004
                                           ---------   ----------
Tax at U.S. Statutory Rate:                     35.0%        35.0%
State tax rate, net of federal benefits          5.7          5.7
Change in valuation allowance                  (40.7)       (40.7)
                                           ---------   ----------
Effective tax rate                               0.0%         0.0%
                                           =========   ==========

(14) Restatement of Previously Issued Financial Statements

As a result of inquiries from the Securities and Exchange Commission in connection with its registration statement on Form SB-2, an amendment to which was last filed on May 1, 2006, the Company is restating its 2004 and 2005 financial statements as follows:

REVENUE RECOGNITION

The Company had previously recognized a one-time license fee of $250,000 as revenues in its 2004 financial statements. The substance of the transaction indicated that the client was paying for certain services to be performed over time. Accordingly, the Company believes that it should have recognized this one-time license fee over the terms of the license agreement. The Company adjusted its financial statements to recognized revenues of $58,333 in its 2004 statement of operations. The effect on the 2004 financial statements is as follows:

Balance sheet as of December 31, 2004:

Increase in deferred revenues and current liabilities of $191,667 to $191,667 and $6,318,313, respectively.
Increase in accumulated deficit of $191,667 to $10,466,133

2004 statement of operations:
Decrease in revenues of $191,667 to $1,076,749
Increase in loss from operations and net loss of $191,667 to $431,040 and $602,883, respectively.

There is no impact on the loss per share and the cash flows from operating, investing, and financing activities for 2004.

Consistent with its revised revenue recognition of the one-time license fee, the Company recognized an additional amount of $49,999 in revenue during 2005. Please see the effect on the 2005 financials statement below (Adjustment a).

DERIVATIVE LIABILITIES

February 2005 Transaction

The Company had previously recognized derivative liabilities in connection with the granting of liquidated damages pursuant to registration rights in a February 2005 private placement. Such liquidated damages were not granted pursuant to a separate registration rights agreement and are payable in cash. The Company had valued such liquidated damages at approximately $580,000 and $630,000 at their issuance and at December 31, 2006, respectively. The fair value of such liquidated damages at issuance were recorded as other expenses and the increase in fair value of approximately $54,000 at December 31, 2005 was recognized as an offset to other income. The Company believes it has incorrectly valued such liquidated damages and that it will not incur any corresponding liabilities. Accordingly it has reversed the entries resulting from the revised treatment (Adjustment b).

The Company incorrectly assumed that such liquidated damages would be settled in shares and that it could not ascertain that it had a sufficient amount of authorized and unissued shares to satisfy its obligations under the liquidated damages and any other outstanding warrants at the time of the issuance of the liquidated damages. Based on that assumption, it believed that all other outstanding warrants at the date of issuance of the liquidated damages would be also classified as derivative liabilities. The Company valued such outstanding warrants at approximately $2.5 million and $32,000 at the date of issuance of the liquidated damages and at December 31, 2005, respectively. The fair value of such outstanding warrants were recorded as other expenses and the decrease in fair value of $2.5 million at December 31, 2005 was recognized as other income. The Company has reversed the entries resulting from the revised treatment (Adjustment c).

The Company incorrectly assumed that the options outstanding and issued to employees would be reclassified as derivative contracts. The Company valued such outstanding options at approximately $1.5 million and $0 at the date of issuance of the liquidated damages and at December 31, 2005, respectively. The fair value of such outstanding options at the date of the February 2005 transaction were recorded as other expenses and the decrease in fair value of $1.5 million at December 31, 2005 was recognized as other income. The Company has reversed the entries resulting from the revised treatment (Adjustment d).

December 2005 Transaction

The Company also initially recognized an aggregate $13.4 million and $13.3 million in derivative liabilities associated with the issuance of the convertible debentures and the related warrants and registration rights in December 2005 and at December 31, 2005, respectively. We have revised the fair value of such derivatives at the time of issuance and at December 31, 2005 to weight probabilities and likely scenarios which have reduced the fair value of such liabilities to $7.05 at the date of the December 2005 transaction. The revised measurement and accounting of these instruments resulted in a decrease of approximately $6.3 million in other expenses and $100,000 in deferred financing costs for the fair value of warrants issued to the placement agent which had similar terms that the warrants issued in connection with the December 2005 transaction. Additionally, the Company revised the fair value of the derivatives associated with December 2005 Transaction at December 31, 2005 to weight probabilities and likely scenarios which have reduced the fair value of such derivative liabilities by approximately $7.0 million to approximately $5.7 million at December 31, 2005. The revised valuation has also resulted in an adjustment in the decrease in the fair value of the derivative liabilities associated with the December 2005 transaction, which was recorded as other income, of approximately $9,000 (Adjustment e).

In connection with the issuance of the convertible debentures, the Company could no longer ascertain that it had sufficient authorized but unissued shares to satisfy its obligations under the convertible debentures and any other outstanding warrants at the time of the December 2005 transaction. Accordingly, the Company reclassified its outstanding warrants, other than those issued pursuant to the December 2005 transaction, as derivative liabilities. The Company valued the derivative liabilities associated with such warrants at approximately $140,000 and $30,000 at the date of the December 2005 transaction and at December 31, 2005, respectively. Pursuant to the reclassification of these warrants from equity to derivative liabilities, the Company recognized approximately $140,000 as other expense during 2005 and recorded the decrease in fair value of the derivative liabilities of approximately$110,000 as other income (Adjustment f).

EARNINGS PER SHARE

The Company has also revised its diluted earnings per share to reflect an adjustment to the numerator for any changes in income or loss that would result if the derivative contracts had been reported as an equity instrument for accounting purposes during that period to the extent that they are not antidilutive. The Company decreased the numerator by approximately $5.2 million, which is the aggregate of the other income and other expenses associated with the derivative liabilities during 2005. (Adjustment g).

RECLASSIFICATION OF ACCUMULATED DEFICIT

The Company had initially reclassed to additional paid-in capital its accumulated deficit incurred while it was a pass-through entity for tax purposes during 2005. The Company's accumulated deficit incurred while it was a pass through entity for tax purposes amounted to approximately $10.3 million. However, this reclassification did not meet the criteria for quasi reorganization provided by Financial Reporting Release 210. Accordingly, the Company reversed this reclassification (Adjustment h).

The effect on the 2005 financial statements is as follows:

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS
                                                                           As Previously
                                                                              Reported      Adjustments      Restated
                                                                          ---------------  -------------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                                               $     4,219,921                   $ 4,219,921
  Certificate of deposit-restricted                                               918,678                       918,678
  Accounts receivable, net of allowance for doubtful accounts of $20,577          465,776                       465,776
  Prepaid expenses                                                                 69,936                        69,936
  Inventories                                                                     939,622                       939,622
                                                                          ---------------  -------------    -----------
    TOTAL CURRENT ASSETS                                                        6,613,933                     6,613,933

DEFERRED FINANCING COSTS, net of amortization of $17,297                          812,957       (101,895) (e)   711,062

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $917,010               112,548                       112,548

SECURITY DEPOSITS                                                                  12,817                        12,817
                                                                          ---------------  -------------    -----------
                                                                          $     7,552,255       (101,895)   $ 7,450,360
                                                                          ===============  =============    ===========
                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                           480,799              -        480,799
  Deferred revenues                                                                     -        141,667 (a)    141,667
  Derivative liabilities                                                       12,780,439       (631,740)(b)  5,771,079
                                                                                                 (31,837)(d)
                                                                                              (6,377,620)(e)
                                                                                                  31,837 (f)
                                                                          ---------------  -------------    -----------
  TOTAL CURRENT LIABILITIES                                                    13,261,238     (6,867,693)     6,393,545
                                                                          ---------------  -------------    -----------
CONVERTIBLE DEBENTURES, net of unamortized discount of $6,805,556                 194,444                       194,444
                                                                          ---------------  -------------    -----------
  TOTAL LIABILITIES                                                            13,455,682     (6,867,693)     6,587,989
                                                                          ---------------  -------------    -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value 50,000,000 shares authorized
   none issued and outstanding                                                          -              -              -
  Common stock, $.001 par value, 200,000,000
   shares authorized, 54,098,745 issued and outstanding,                           54,099              -         54,099
  Additional paid-in capital                                                   (1,779,037)    10,274,466 (h)  8,495,429
  Accumulated deficit                                                          (4,178,489)     6,957,464     (7,687,157)
                                                                                             (10,274,466)(h)
                                                                                                (191,666)(a)
                                                                          ---------------  -------------  -------------
  TOTAL STOCKHOLDERS' EQUITY                                                   (5,903,427)     6,765,798        862,371
                                                                          ---------------  -------------  -------------
                                                                          $     7,552,255       (101,895) $   7,450,360
                                                                          ==============   =============  =============

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For The Year Ended December 31, 2005

                                                      As Previously
                                                         Reported      Adjustments         Restated
                                                      -------------   -------------    ----------------
REVENUES                                              $   2,072,350   $      49,999 (a) $     2,122,349
COST OF SALES                                             1,302,602               -           1,302,602
                                                      -------------   -------------    ----------------
    GROSS PROFIT                                            769,748          49,999             819,747
                                                      -------------   -------------    ----------------

OPERATING EXPENSES:
  Research and development                                  260,125               -             260,125
  Compensation                                              466,421               -             466,421
  Selling                                                   653,092               -             653,092
  General and administrative                              1,522,451               -           1,522,451
                                                      -------------   -------------    ----------------
    TOTAL OPERATING EXPENSES                              2,902,089               -           2,902,089
                                                      -------------   -------------    ----------------
LOSS FROM OPERATIONS                                     (2,132,341)         49,999          (2,082,342)

OTHER INCOME AND EXPENSE:
  Other income- derivative liabilities                   11,404,106          53,999 (b)       7,577,929
                                                                         (2,475,157)(c)
                                                                         (1,524,970)(d)
                                                                              8,520 (e)
                                                                            111,431 (f)
  Other expense- derivative liabilities                 (13,135,000)        577,741 (b)      (2,401,358)
                                                                          2,506,994 (c)
                                                                          1,524,970 (d)
                                                                          6,267,205 (e)
                                                                           (143,268)(f)
  Gain (loss) on sale of property and equipment               9,287               -               9,287
  Interest expense                                         (324,540)              -            (324,540)
                                                      -------------   -------------    ----------------
    TOTAL OTHER INCOME AND EXPENSE                       (2,046,147)      6,907,465           4,861,318
                                                      -------------   -------------    ----------------
NET (LOSS) INCOME                                     $  (4,178,488)  $   6,957,464           2,778,976
                                                      =============   =============    ================
  Earnings (loss) per share, basic                    $       (0.08)           0.13     $          0.05
                                                      =============   =============    ================
  Weighted average number of shares, basic               53,636,560                          53,636,560
                                                      =============   =============    ================
  Earnings (loss) per share, diluted                  $       (0.08)              - (g) $         (0.04)
                                                      =============   =============    ================
  Weighted average number of shares, diluted             53,636,560       7,446,419 (g)       5,636,560
                                                      =============   =============    ================

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For The Year Ended December 31, 2005

                                                                          As
                                                                     Previously
                                                                       Reported       Adjustments                 Restated
                                                                     ------------   --------------            ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $ (4,178,488)  $    6,957,464              $   2,778,976
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in)operating activities:
    Depreciation and amortization                                          21,300                -                     21,300
    Issuance of shares for services                                        74,950                -                     74,950
    Recognition of derivative liabilities                              13,135,000      (10,733,642)(b,c,d,e,f)      2,401,358
    Amortization of debt discount                                         194,444                -                    194,444
    Amortization of deferred financing costs                               17,297                -                     17,297
    Notes payable related party - interest waived                               -                -                          0
    Decrease in fair value of derivative liability                    (11,404,023)       3,826,094 (b,c,d,e,f)     (7,577,929)
  Changes in assets and liabilities:                                                                                        0
    Accounts receivable                                                  (435,089)               -                   (435,089)
    Inventories                                                          (458,974)               -                   (458,974)
    Prepaid expenses                                                      (55,679)               -                    (55,679)
    Security deposits                                                         140                -                        140
    Accounts payable and accrued expenses                                 266,494               83                    266,577
    Due to related party                                                  (60,000)               -                    (60,000)
    Interest payable                                                      (26,961)               -                    (26,961)
    Deferred revenues                                                           0          (49,999)(a)                (49,999)
    Other current liabilities                                             (35,665)               -                    (35,665)
                                                                     ------------   --------------            ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (2,945,254)               -                 (2,945,254)
                                                                     ------------   --------------            ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                           43,933                -                     43,933
    Purchase of certificate deposit                                      (918,678)               -                   (918,678)
    Purchase of property and equipment                                   (126,582)               -                   (126,582)
                                                                     ------------   --------------            ---------------
  NET CASH (USED IN) INVESTING ACTIVITIES                              (1,001,327)               -                 (1,001,327)
                                                                     ------------   --------------            ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in line of credit                              (1,969,137)               -                 (1,969,137)
    Repayment of partners' loans payable                                 (110,000)               -                   (110,000)
    Proceeds from issuance of common stock                              3,811,708                -                  3,811,708
    Proceeds from convertible debenture                                 7,000,000                -                  7,000,000
    Payment of deferred financing costs                                  (592,500)               -                   (592,500)
                                                                     ------------   --------------            ---------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                             8,140,071                -                  8,140,071
                                                                     ------------   --------------            ---------------
NET INCREASE (DECREASE) IN CASH                                         4,193,491                -                  4,193,491
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             26,430                -                     26,430
                                                                     ------------   --------------            ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $  4,219,921                -                  4,219,921
                                                                     ============   ==============            ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                         $    102,928                -              $     102,928
                                                                     ============   ==============            ===============
    Taxes                                                            $          -                -              $           -
                                                                     ============   ==============            ===============
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Notes payable, loans payable and accrued expenses converted
   into Common stock and additional paid-in capital                  $  3,718,849                -              $   3,718,849
                                                                     ============   ==============            ===============
  Fair value of derivative liability recorded as debt discount
   on convertible debentures                                         $  7,000,000                -              $   7,000,000
                                                                     ============   ==============            ===============
  Fair value of derivative liability recorded as a deferred
   financing costs$                                                  $    237,754   $     (101,895)             $     135,859
                                                                     ============   ==============            ===============

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Restated)

                                                    Common Stock            Preferred  Stock      Paid-In
                                             --------------------------    -----------------    Additional
                                               Shares         Amount       Shares    Amount      Capital
                                             -----------    -----------    ------   --------   ------------
BALANCE - December 31, 2003                   81,279,000    $    81,279    $    -          -   $  4,500,000
  Sale of Partnership interest - Class C               -              -         -          -        200,000
  Note payable related party - interest
  waived                                               -              -         -          -         63,774
  Net loss                                             -              -         -          -              -
                                             -----------    -----------    ------   --------   ------------
BALANCE - December 31, 2004                   81,279,000         81,279         -          -      4,763,774
  Cancellation of common stock               (54,279,147)       (54,279)        -          -         54,279
  Notes payable converted to common stock      1,272,000          1,272         -          -      1,270,728
  Reverse Acquisition                                  -              -         -          -        (89,325)
  Sale of common stock                         3,985,000          3,985         -          -         (3,985)
  Deferred compensation contributed to
   capital                                             -              -         -          -        934,957
  Officers loans converted to common stock     1,198,630          1,199         -          -      1,197,431
  Issuance of shares for services                130,000            130         -          -         74,820
  Accrued interest converted to common
   stock                                         313,262            313         -          -        312,950
  Common stock issued for acquisition of
  EST                                         20,200,000         20,200         -          -        (20,200)
  Net income                                           -              -         -          -              -
                                             -----------    -----------    ------   --------   ------------
                                              54,098,745    $  54,099      $    -          -   $  8,495,429
                                             ===========    ===========    =====+   ========   ============

                                                               Total
                                             Accumulated    Stockholders'
                                               Deficit        Deficit
                                             -----------    -------------
BALANCE - December 31, 2003                  $(9,863,250)   $  (5,281,971)
  Sale of Partnership interest - Class C               -          200,000
  Note payable related party - interest
  waived                                               -           63,774
  Net loss                                      (602,883)        (602,883)
                                             -----------    -------------
BALANCE - December 31, 2004                  (10,466,133)      (5,621,080)
  Cancellation of common stock                         -                -
  Notes payable converted to common stock              -        1,272,000
  Reverse Acquisition                                  -          (89,325)
  Sale of common stock                                 -                -
  Deferred compensation contributed to
   capital                                             -          934,957
  Officers loans converted to common stock             -        1,198,630
  Issuance of shares for services                      -           74,950
  Accrued interest converted to common
   stock                                               -          313,263
  Common stock issued for acquisition of
  EST                                                  -                -
  Net income                                   2,778,976        2,778,976
                                             -----------    -------------
                                             $(7,687,157)   $     862,371
                                             ===========    =============

EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------

3.1 Articles of Incorporation of Electronic Sensor Technology, as amended (incorporated by reference from Exhibit 3.1 of the registration statement on Form SB-2 filed on January 6, 2006).

4.1 Description of our common stock in Article Fourth of the Amendment to Electronic Sensor Technology's Articles of Incorporation dated January 25, 2005 (incorporated by reference from Exhibit 3.1 hereto).

4.2 Description of rights of shareholders of Electronic Sensor Technology in Article I and Article IX of Electronic Sensor Technology's Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of the quarterly report on Form 10-QSB filed on August 16, 2006).

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

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------

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

10.17 Forbearance and Amendment Agreement dated as of September 7, 2006, among Electronic Sensor Technology, Inc., Midsummer Investment, Ltd. and Islandia L.P. (incorporated by reference from Exhibit 10.1 of the current report on Form 8-K filed on September 8, 2006).

14.1 Code of Ethics (incorporated by reference from Exhibit 14 of the annual report on Form 10-KSB for the fiscal year ended December 31, 2004 filed on April 15, 2005).

21.1 Subsidiaries of Electronic Sensor Technology (incorporated by reference from Exhibit 21.1 of the registration statement on Form SB-2 filed on January 6, 2006).

24.1     Power of Attorney.*

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2 Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. 1350.

32.2 Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. 1350.

----------
*  Previously filed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ELECTRONIC SENSOR TECHNOLOGY, INC.


Date: September 26, 2006                 By: /s/ Teong C. Lim
                                            ------------------------------------
                                         Teong C. Lim
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 26, 2006                 By: /s/ Teong C. Lim
                                            ------------------------------------
                                         Teong C. Lim
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date: September 26, 2006                 By: /s/ Francis Chang
                                             -----------------------------------
                                         Francis Chang
                                         Secretary, Treasurer and Vice President
                                         of Finance and Administration
                                         (Principal Financial Officer and
                                          Principal Accounting Officer)


                                                   By:
                                                       -------------------------
                                                   James Frey, Chairman

Date: September 26, 2006                           By:           *
                                                       -------------------------
                                                   Francis Chang, Director


Date: September 26, 2006                           By:           *
                                                       -------------------------
                                                   Teong C. Lim, Director


Date: September 26, 2006                           By:           *
                                                       -------------------------
                                                   Edward Staples, Director


Date: September 26, 2006                           By:           *
                                                       -------------------------
                                                   Mike Krishnan, Director


Date: September 26, 2006                           By:           *
                                                       -------------------------
                                                   James Wilburn, Director

                                                   By:
                                                       -------------------------
                                                   Michel Amsalem, Director

                                                   By:
                                                       -------------------------
                                                   Lewis Larson, Director


*By:  /s/ Francis Chang
     ----------------------
     Francis Chang
     Attorney-in-Fact