Form 10QSB/A
period 2006-03-31
Electronic Sensor Technology, Inc
filed 2006-09-26
CIK 1122860

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

                  For the transition period from __________ to ___________

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

================================================================================

                                EXPLANATORY NOTE

          We are filing this amended quarterly report on Form 10-QSB/A for the three months ended March 31, 2006 to restate our unaudited consolidated financial statements at March 31, 2006 and for the period ended March 31, 2006 in order to properly account for the fair value of derivative liabilities resulting from the issuance of freestanding warrants and registration rights granted in connection with the issuance of such warrants (the effect of this restatement is described further in Note 3 to the Consolidated Financial Statements included herein). We have also amended the cover page in order to correct and clarify certain disclosures contained therein.

          The following Items of this amended quarterly report on Form 10-QSB/A for the period ended March 31, 2006 are amended and restated herein:

          Cover Page:

          o Disclosure relating to the withdrawal of our registration statement on Form 10-SB.

          Part I Financial Information:

          o Item 1. Financial Statements--Consolidated Balance Sheet as of March 31, 2006 (unaudited), Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (unaudited), Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (unaudited) and Notes to Consolidated Financial Statements as of March 31, 2006 (unaudited); and

          o Item 2. Management Discussion and Analysis of Operations or Plan of Operations.

          Part II Other Information:

          o    Item 6. Exhibits--Exhibits 31.1, 31.2, 32.1 and
               32.2--currently-dated certifications from our President and Chief Executive Officer and Treasurer and Vice President of Finance and Administration, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

The remaining Items are unaffected by the correction in classification, have not been updated from the disclosure originally contained in our quarterly report on Form 10-QSB for the period ended March 31, 2006 filed with the Securities and Exchange Commission on May 11, 2006 and are not reproduced in this Form 10-QSB/A. This amended quarterly report on Form 10-QSB/A for the period ended March 31, 2006 does not reflect events occurring after the filing of the quarterly report on Form 10-QSB filed with the Commission on May 11, 2006, nor does it modify or update the disclosures contained in the quarterly report on Form 10-QSB filed with the Commission on May 11, 2006, other than as described above and to correct typographical errors contained therein.

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (Restated)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                               $  4,216,536
 Certificate of deposit-restricted                                            250,000
 Accounts receivable, net of allowance for doubtful accounts                  222,081
 Prepaid expenses                                                              66,333
 Inventories                                                                1,008,098
                                                                         ------------
                       TOTAL CURRENT ASSETS                                 5,763,048

DEFERRED FINANCING COSTS, net of amortization of $69,191                      659,168
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $925,677           166,804
SECURITY DEPOSITS                                                              12,817
                                                                         ------------
                                                                         $  6,601,837
                                                                         ============
                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                   $    531,718
 Deferred revenues                                                            129,167
 Derivative liabilities                                                     4,550,881
                                                                         ------------
                       TOTAL CURRENT LIABILITIES                            5,211,766

CONVERTIBLE DEBENTURES, net of unamortized discount of $6,222,223             777,777
                                                                         ------------
                       TOTAL LIABILITIES                                    5,989,543

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.001 par value 50,000,000 shares authorized
  none issued and outstanding                                                        -
 Common stock, $.001 par value, 200,000,000
  shares authorized, 53,968,643 issued and outstanding                          54,174
 Additional paid-in capital                                                  8,516,354
 Accumulated deficit                                                        (7,958,234)
                                                                          ------------
     TOTAL STOCKHOLDERS' DEFICIT                                               612,294
                                                                          ------------
                                                                          $  6,601,837
                                                                          ============

            See unaudited notes consolidated to financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                -----------------------------
                                                    2006             2005
                                                -------------    ------------
                                                  (Restated)      (Restated)
REVENUES                                         $    532,817    $    219,511
COST OF SALES                                         301,592         149,962
                                                 ------------    ------------
GROSS PROFIT                                          231,225          69,549

OPERATING EXPENSES:
Research and development                              211,799         140,172
Selling, general and administrative                   780,092         567,950
                                                 ------------    ------------
TOTAL OPERATING EXPENSES                              991,891         708,122
                                                 ------------    ------------
LOSS FROM OPERATIONS                                 (760,666)       (638,573)

OTHER INCOME AND (EXPENSE):
Other expense                                            (217)           (239)
Other income - derivatives                          1,220,197         119,550
Other expense - derivatives                                 -      (2,205,642)
Gain (loss) on sale of property and equipment               -          13,257
Interest expense                                     (730,391)        (20,566)
                                                 ------------    ------------
TOTAL OTHER INCOME AND EXPENSE                        489,589      (2,093,640)
                                                 ------------    ------------
NET (LOSS)                                       $   (271,077)   $ (2,732,214)
                                                 ============    ============
(Loss) per share, basic                          $      (0.01)   $      (0.05)
                                                 ============    ============
Weighted average number of shares, basic           54,145,922      52,640,310
                                                 ============    ============
(Loss) per share, diluted                        $      (0.03)   $      (0.05)
                                                 ============    ============
Weighted average number of shares, diluted         54,145,922      52,640,310
                                                 ============    ============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                        -------------------------------
                                                             2006             2005
                                                        -------------    --------------
                                                          (Restated)       (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $    (271,077)   $  (2,732,214)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in)operating activities:
Depreciation and amortization                                   8,666            1,845
Fair value of derivatives at date of issuance                       -        2,205,642
Decrease in fair value of derivative liability             (1,220,197)        (119,550)
Issuance of shares for services                                21,000                -
Amortization of debt discount                                 583,333                -
Amortization of deferred financing costs                       51,894                -
Changes in assets and liabilities:
Accounts receivable                                           243,695         (106,349)
Inventories                                                   (68,476)           7,212
Prepaid expenses                                                3,603           (7,324)
Security deposits                                                   -              140
Accounts payable and accrued expenses                          50,919          120,797
Deferred revenues                                             (12,500)         (12,500)
Due to related party                                                -          (60,000)
Interest payable                                                    -           (5,544)
Other current liabilities                                           -           (1,016)
                                                        -------------    -------------
Net cash provided by (used in) operating activities          (609,140)        (708,861)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment                        -           16,064
Decrease (increase) in restricted security deposit            668,678         (900,651)
Purchase of property and equipment                            (62,924)         (55,044)
                                                        -------------    -------------
Net cash provided by (used in) investing activities           605,754         (939,631)
                                                        -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in line of credit                                          -         (200,000)
Repayment of partners' loans payable                                -         (110,000)
Proceeds from issuance of common stock                              -        3,811,708
                                                        -------------    -------------
Net cash provided by financing activities                           -        3,501,708
                                                        -------------    -------------
NET INCREASE (DECREASE) IN CASH                                (3,385)       1,853,217
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            4,219,921           26,430
                                                        -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   4,216,536    $   1,879,647
                                                        =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                $     140,000    $      21,217
                                                        =============    =============
NON-CASH FINANCING ACTIVITIES
  Fair value of derivative liabilities issued in
   connection with issuance of common stock              $          -    $   5,897,800
                                                        =============    =============

            See unaudited notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 31, 2006

     (1)  BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2005, included in the Annual Report filed on Form 10-KSB/A for the year then ended.

          In the opinion of the management of Electronic Sensor Technology, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2006, and the results of operations and cash flows for the three month period ending March 31, 2006 have been included. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-KSB/A as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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

          (b)  CASH AND CASH EQUIVALENTS

               The Company considers highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents at March 31, 2006.

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

          (k)  BASIC AND DILUTED EARNINGS PER SHARE

               Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants embedded conversion features (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 58,558,501 and 5,576,871at March 31, 2006 and 2005, respectively.
               The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at March 31, 2006 and 2005, respectively, are excluded from the loss per share computation for that period due to their anti-dilutive effect. The Company adjusted the numerator for any changes in income or loss that would result if the contract had been recorded as an equity instrument for accounting purposes during the period. However, the Company did not adjust the numerator for interest charges during the period on the convertible debentures because it would have been anti-dilutive.

               The following sets forth the computation of basic and diluted earnings per share at March 31:

                                                       2006            2005
                                                    ----------      ----------
                                                    (Restated)      (Restated)

Numerator:
Net income (loss)                                  $  (271,077)   $ (2,732,214)
Net other income (expense)associated with
 derivative contracts                                1,220,197      (2,086,092)
                                                   ------------    -----------
Net income (loss) for diluted earnings per
  share purposes                                    (1,491,274)   $   (646,122)
                                                   ===========    ============
Denominator:
Denominator for basic earnings per share-
 Weighted average shares outstanding                54,145,922      52,640,310
Effect of dilutive warrants, embedded
 conversion features and liquidated damages                  -               -
                                                  ------------    ------------
Denominator for diluted earnings per share-
 Weighted average shares outstanding                54,145,922      52,640,310
                                                  ============   =============
Basic earnings (loss) per share                   $      (0.01)   $      (0.05)
                                                  ============   =============
Diluted earnings (loss) per share                 $      (0.03)   $      (0.05)
                                                  ============   =============

     (4)  CONVERTIBLE DEBENTURES

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

          In connection with the issuance of the convertible debentures, we issued 485,213 warrants to a company in partial consideration for financial advisory services. The warrants have the same terms as those granted to the debenture holders. The fair value of the warrants (at the time of their issuance) and related professional fees pertaining to the issuance of the convertible debentures have been recorded as deferred financing costs.

          The deferred financing costs are amortized over the term of the convertible debentures. See Note 6 - Derivative Liabilities for further information on the accounting and measurement of the derivative liabilities associated with the issuance of the convertible debentures and related agreements.

     (5)  OPTIONS

          Company adopted a Stock Incentive Option Plan in April 2005. No options have been granted through March 31, 2006.

     (6)  DERIVATIVE LIABILITIES

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

          The fair value of the warrants issued in connection with the February 2005 transaction at the date of issuance of the warrants and the granting of registration rights and at March 31, 2006 is as follows:

                                         At issuance       At March 31, 2006
             Freestanding warrants      -------------    --------------------
                                          $6,017,350             $ 0

         The Company used the following assumptions, using the Black Scholes Model to measure the identified derivatives as follows:

         Freestanding warrants

                                        At issuance       At March 31, 2006
                                      --------------    --------------------
             Market price:            $         2.40    $               0.23
             Exercise price:          $         1.00    $               1.00
             Term:                           3 years              2.08 years
             Volatility:                          39%                     39%
             Risk-free interest rate:           2.78%                   4.82%
             Number of warrants:           3,985,000               3,985,000

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

          The fair value of the derivative liabilities at the date of issuance of the convertible debentures and at March 31, 2006 are as follows:

                                           At issuance        At March 31, 2006
                                          -------------       -----------------
                                            (Restated)            (Restated)

          Freestanding warrants            $  3,532,348       $    756,932
          Embedded conversion features        3,463,542          3,601,449
          Liquidated damages                    192,500            192,500
          Other outstanding warrants            143,268                  0

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

          The Company used the following assumptions to measure the identified derivatives, using the Lattice valuation model, as follows:

          Embedded conversion features

                                          At issuance      At March 31, 2006
                                         --------------   ------------------
                                          (Restated)            (Restated)

          Market price:                    $     0.4880         $       0.23
          Conversion price:                $     0.4544         $       0.21
          Term:                                 4 years           3.67 years
          Volatility:                                39%                  39%
          Risk-free interest rate:                 4.39%                4.82%

          Freestanding warrants

          The derivative liability amounts to the fair value of the warrants issuable upon exercise, assuming that the underlying shares will not be timely registered. We computed the fair value of this embedded derivative using the Black Scholes valuation model with the following assumptions:

                                          At issuance      At March 31, 2006
                                         --------------   ------------------
                                          (Restated)          (Restated)

          Market price:                    $      0.488         $       0.23
          Exercise price:                  $     0.4761         $       0.34
          Term:                                 5 years           4.67 years
          Volatility:                                39%                  39%
          Risk-free interest rate:                 4.39%                4.82%

          We adjusted the effective exercise price to reflect the contractual adjustment assuming that the warrants will most likely be registered during the fourth quarter of 2006.

          Liquidated damages

          The liquidated damages, payable in cash, are valued using the weighting probabilities and likely scenarios to estimate the amount of liquidated damages and were valued at approximately $192,500 at the date of the grant of the registration rights and at March 31, 2006.

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

          The decrease in fair value of the derivative liabilities between measurement dates, which are the date of issuance of the various debt and equity instruments and the balance sheet date, which is March 31, 2006 amounted to approximately $1.2 million and has been recorded as other income. In 2005, approximately $7.6 million was recorded as other income.

     (7)  LINE OF CREDIT

          In September 2004, the Company's subsidiary renewed its revolving line of credit agreement for borrowings up to $1,800,000. The line of credit was assumed and renewed by the Company. Borrowings under this agreement bear interest at prime, are guaranteed by certain related parties and are collateralized with the assets of the Company and by the certificate of deposit.

     (8)  RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

          In connection with the filing of an amendment to our registration statement on Form SB-2/A with the Securities and Exchange Commission, and after reviewing certain accounting principles we had applied in our financial statements for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005 previously filed with the Commission, management has determined that those financial statements should no longer be relied upon as they did not properly account for certain liquidated damages associated with a $3.985 million private placement of warrants and shares of our common stock that occurred in February 2005; and with a $7,000,000 private offering of convertible debentures and warrants that occurred in December 2005 . Previously, the Company had not reflected the liquidated damages at their fair value nor their effect on other outstanding convertible instruments. Pursuant to the terms of the warrants that the Company issued and the registration rights granted in such private placement and offering, the warrant holders are entitled to liquidated damages pursuant to demand registration rights in the event of a failure to timely register the shares after demand is made by the holders of a majority of the warrants and shares of common stock issued pursuant to such agreement. The demand registration rights of these investors are such that if the Company fails to register the investors shares, including the shares underlying the warrants, the Company will pay a cash penalty amounting to 1% of the amount invested per month, $39,850, if the registration statement is not filed within 60 days of demand or is not declared effective within 150 days from the date of initial filing. The maximum liability associated with the liquidated damages amounts to 49% of the gross proceeds associated with the issuance of shares of common stock, which amounts to $1,952,650. The percentage of liquidated damages amounts to the difference between 60 months, which is the inherent time limitation under which the underlying shares would be free-trading (three year term and two year holding period) and 11 months, which is the grace period for registering the shares (no demand permitted for four months, two-month period to file and five-month period to become effective), times the penalty percentage, which is 1%. The Company believes that the likelihood that it will incur any liabilities resulting from the liquidated damages pursuant to the demand registration rights is remote considering that it will register the shares and the shares underlying the warrants pursuant to piggy-back registration rights, which do not contain liquidated damages. Because the registration rights were not granted under a separate registration rights agreement, we considered those features in evaluating whether the associated warrants should be classified as derivative liabilities. Considering that the amount of the maximum penalty is 49%, the Company cannot conclude that that this discount represents a reasonable approximation of the difference between registered and unregistered shares under paragraph 16 of EITF 00-19. Accordingly, the warrants issued in connection with the February 2005 transaction are considered derivative liabilities.

          The proper accounting for such liquidated damages provision affects the following figures in our quarterly financial statements:

          Increases in additional paid-in capital ($10,466,134), and accumulated deficit ($4,025,518). Decreases in deferred financing costs ($101,898), derivative liabilities ($6,542,512), other income-derivatives ($466,849), net income ($466,850), loss per share-basic ($0.01), and loss per share-diluted ($0.03). Additionally, on the statement of cash flows, there was a decrease in net income ($466,850) and an increase in the fair value of derivative liabilities ($466,850).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission.

The following discussion and other parts of this Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including the risk factors discussed in Exhibit 99.1 hereto, which is incorporated herein by reference, and factors discussed elsewhere in this report and in our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005. All forward-looking statements are based on information currently available to the Company and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-QSB are the property of their respective owners.

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

RESULTS OF OPERATIONS

The following tables sets forth, in $ and as a percentage of revenues, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                      THREE MONTHS ENDED MARCH 31
                                   ---------------------------------
                                        2006             2005
                                   -------------   --------------
STATEMENT OF OPERATIONS DATA:         (Restated)       (Restated)
-----------------------------
Revenues .....................            100%             100%
Cost of Sales ................             57%              68%
Gross Profit .................             43%              32%
Operating Expenses ...........            186%             323%
Loss From Operations .........           (143%)           (291%)
Other Income (Expense) .......             92%            (954%)
Net Income (Loss) ............            (51%)         (1,245%)

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

Selling, General and Administrative expenses for the three months ending March 31, 2006 were $780,092, compared to $567,950 for 2005. The $212,142 increase was due to the hiring of new employees necessitated by the growth of the business, expanded marketing activities, offset by a reduction in legal and related expenses incurred in connection with the company's reverse merger in 2005.

Interest expense for the first three months of 2006 was $730,391, as compared to $20,566 in 2005. The increase in interest expense is primarily due to the amortization of debt discount and stated interest associated with our convertible debentures, which were issued in December 2005.

Other income-derivatives primarily consist of the decrease in the fair value of derivative liabilities between the measurement dates. The increase in other income-derivatives during the-three-month period ended March 31, 2006 when compared to prior period is primarily attributable to a decrease in the quoted price of our common stock. Please refer to Note 6 of our accompanying financial statements for further explanation of the origin and nature of such income. We are unable to determine whether we will record further decreases in the fair value of derivative liabilities in the foreseeable future, which would be recorded as other income-derivatives. Such decreases would be generally triggered by a decrease in the fair value of our stock price, upon satisfaction of liquidated damages pursuant to registration rights, or, possibly, upon satisfaction of our convertible debentures.

Other expense-derivatives primarily consist of the recognition of derivative liabilities we issued during the three-month period ended March 31, 2005. No derivatives were issued during the three-month period ended March 31, 2006. Please refer to Note 6 of our accompanying financial statements for further explanation of the origin and nature of such expenses. We believe that we will incur additional expenses associated with the fair value at issuance of financial instruments which will be recorded pursuant to derivative accounting. However, we are unable to determine the expected amount we would recognize pursuant to such issuances since their fair value is computed based on a number of assumptions, including, among others, the fair value of our stock price, expected term and exercise price of the financial instrument and expected volatility of our stock price, which will only be known at the date of issuance.

LIQUIDITY AND CAPITAL RESOURCES

In the first three months of 2006, net cash used by the Company for operating activities was $609,140. In the first three months of 2005, cash used by Company operations was $708,861. Cash used in the first three months of 2006 was comprised of the net loss for the three-month period of $271,077, less net non-cash items of $555,304, plus the net change in operating assets and liabilities of $217,241. Cash used in operations in the three months of 2005 was comprised of the net loss of $2,732,214, plus net non-cash expenses of $2,087,937, less the net change in operating assets and liabilities of $64,584.

Investing activities provided cash of $605,754 in the first three months of 2006 and used $939,631 during the same period in 2005. Cash of $62,924 and $55,044 was used in 2006 and 2005, respectively, to purchase of equipment. In 2005, $900,651 was used to purchase a certificate of deposit as collateral for the company's line of credit. Whereas in 2006, $668,678 was provided due to a reduction in the amount of collateral required for the company's line of credit.

There were no financing activities for the first three months of 2006. In first quarter 2005, financing activities provided cash of $3,501,708 from the issuance of common stock ($3,811,708), offset by a reduction in the company's line of credit ($200,000) and repayment of loans from the company's partners ($110,000).

On March 31, 2006 the Company's cash (including cash equivalents) was $4,216,536, compared to $1,879,647 on March 31, 2005. The Company had a working capital on March 31, 2006 of $551,282. The working deficit includes $4,550,881 for derivative liabilities - excluding this amount from current liabilities; the Company's working capital would be $5,102,163. The Company's working deficit at March 31, 2005 was $4,824,920 - excluding derivative liabilities, working capital would be $1,072,880.

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

PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit
  No.        Description
-------      -------------------------------------------------------------------

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

99.1         Risk Factors (previously filed).

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ELECTRONIC SENSOR TECHNOLOGY, INC.


Dated September 26, 2006          By:    /s/ Teong C. Lim
                                         ---------------------------------------
                                  Name:  Teong C. Lim
                                  Title: President and Chief Executive Officer
                                         (Principal Executive Officer)


Dated September 26, 2006          By:    /s/ Francis Chang
                                         ---------------------------------------
                                  Name:  Francis Chang
                                  Title: Secretary, Treasurer and Vice President
                                         of Finance and Administration
                                         (Principal Accounting Officer)