Form 10QSB/A
period 2006-06-30
Electronic Sensor Technology, Inc
filed 2006-09-26
CIK 1122860

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

================================================================================

                                EXPLANATORY NOTE

          We are filing this amended quarterly report on Form 10-QSB/A for the three months ended June 30, 2006 to restate our unaudited consolidated balance sheet at June 30, 2006 and the consolidated statement of operations and the consolidated statement of cash flows for the period ended June 30, 2005 in order to properly reflect the carry forward impact of certain restatements to our financial statements for the interim periods ending March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006 and the fiscal year ended
December 31, 2005.

          The following Items of this amended quarterly report on Form 10-QSB/A for the period ended June 30, 2006 are amended and restated herein:

          Part I Financial Information:

          o Item 1. Financial Statements--Consolidated Balance Sheet as of June 30, 2006 (unaudited), Consolidated Statements of Operations for the Six Months Ended June 30, 2005 (unaudited), Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 (unaudited) and Notes to Consolidated Financial Statements as of June 30, 2006 (unaudited); and

          o Item 2. Management Discussion and Analysis of Operations or Plan of Operations.

          Part II Other Information:

          o    Item 6. Exhibits--Exhibits 31.1, 31.2, 32.1 and
               32.2--currently-dated certifications from our President and Chief Executive Officer and Treasurer and Vice President of Finance and Administration, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

The remaining Items are unaffected by the correction in classification, have not been updated from the disclosure originally contained in our quarterly report on Form 10-QSB for the period ended June 30, 2006 filed with the Securities and Exchange Commission on August 16, 2006 and are not reproduced in this Form 10-QSB/A. This amended quarterly report on Form 10-QSB/A for the period ended June 30, 2006 does not reflect events occurring after the filing of the quarterly report on Form 10-QSB filed with the Commission on August 16, 2006, nor does it modify or update the disclosures contained in the quarterly report on Form 10-QSB filed with the Commission on August 16, 2006, other than as described above and to correct typographical errors contained therein.

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (Restated)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $ 3,735,141
  Certificate of deposit-restricted                                    250,000
  Accounts receivable, net of allowance for doubtful accounts          280,149
   of $17,700
  Prepaid expenses                                                      36,721
  Inventories                                                        1,164,020
                                                                   -----------
  TOTAL CURRENT ASSETS                                               5,466,031
                                                                   -----------
DEFERRED FINANCING COSTS, net of amortization of $121,079              607,282

PROPERTY AND EQUIPMENT, net of accumulated depreciation
 of $935,874                                                           162,950

SECURITY DEPOSITS                                                       12,817
                                                                   -----------
                                                                   $ 6,249,079
                                                                   ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $   454,726
  Credit line borrowings                                               370,000
  Deferred revenues                                                    116,667
  Derivative liabilities                                             4,087,959
                                                                   -----------
    TOTAL CURRENT LIABILITIES                                        5,029,352
                                                                   -----------
CONVERTIBLE DEBENTURES, net of unmortized discount
 of $5,638,889                                                       1,361,111
                                                                   -----------
  TOTAL LIABILITIES                                                  6,390,463
                                                                   -----------
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value 50,000,000 shares authorized,
   none issued and outstanding                                               -
  Common stock, $.001 par value, 200,000,000 shares authorized,
   54,173,745 issued and outstanding                                    54,174
Additional paid-in capital                                           8,516,354
Accumulated deficit                                                 (8,711,912)
                                                                   -----------
    TOTAL STOCKHOLDERS' DEFICIT                                       (141,384)
                                                                   -----------
                                                                   $ 6,249,079
                                                                   ===========

                 See notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Six  Months Ended               Three Months Ended
                                                           June 30,                        June 30,
                                                 ----------------------------    ----------------------------
                                                     2006            2005            2006            2005
                                                 ------------    ------------    ------------    ------------
                                                                  (Restated)
REVENUES                                         $  1,154,224    $    651,652    $    621,407    $    432,141
COST OF SALES                                         592,714         375,086         291,122         224,800
                                                 ------------    ------------    ------------    ------------
GROSS PROFIT                                          561,510         276,566         330,285         207,341

OPERATING EXPENSES:
Research and development                              416,144         331,285         204,345         191,113
Selling, general and administrative                 1,436,961       1,103,030         656,651         535,163
                                                 ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                            1,853,105       1,434,315         860,996         726,276
                                                 ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                               (1,291,595)     (1,157,749)       (530,711)       (518,935)
                                                 ------------    ------------    ------------    ------------
OTHER INCOME AND EXPENSE:
Other income - derivative                           1,683,119       4,263,950         462,922       4,144,400
Other expense - derivative                                  -      (2,205,642)              -               -
Gain (loss) on sale of property and equipment               -           9,287               -          (3,970)
Interest expense                                   (1,416,279)        (34,271)       (685,887)        (13,706)
                                                 ------------    ------------    ------------    ------------
TOTAL OTHER INCOME AND EXPENSE                        266,840       2,033,324        (222,965)      4,126,724
                                                 ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                $ (1,024,755)   $    875,576    $   (753,676)   $  3,607,789
                                                 ============    ============    ============    ============
Earnings (loss) per share, basic                 $      (0.02)   $       0.02    $      (0.01)   $       0.07
                                                 ============    ============    ============    ============
Weighted average number of shares, basic           54,159,945      53,304,475      54,173,745      53,968,643
                                                 ============    ============    ============    ============
Earnings (loss) per share, diluted               $      (0.02)   $      (0.02)   $      (0.01)   $       0.07
                                                 ============    ============    ============    ============
Weighted average number of shares, diluted         54,159,945      53,304,475      54,173,745      53,968,643
                                                 ============    ============    ============    ============

                 See notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Six Months Ended
                                                                           June 30,
                                                                 ----------------------------
                                                                      2006           2005
                                                                 -------------    -----------
                                                                                  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                               $  (1,024,755)   $   875,576
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                         18,865          5,605
  Issuance of shares for services                                       21,000              -
  Amortization of debt discount                                      1,166,667              -
  Amortization of deferred financing costs                             103,782              -
  Recognition of derivative liabilities                                      -      2,205,642
  Decrease in fair value of derivative liability                    (1,683,119)    (4,263,950)
 Changes in assets and liabilities:
  Accounts receivable                                                  185,625        (98,020)
  Inventories                                                         (224,400)       (12,502)
  Prepaid expenses                                                      33,214         (9,361)
  Security deposits                                                          -            140
  Accounts payable and accrued expenses                                (26,072)        46,842
  Deferred revenues                                                    (25,000)       (25,000)
  Due to related party                                                       -        (60,000)
  Interest payable                                                           -        (26,961)
  Other current liabilities                                                  -         (2,626)
                                                                 -------------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (1,454,193)    (1,364,616)
                                                                 -------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in restricted security deposit                   668,678              -
  Proceeds from sale of property and equipment                               -         30,280
  Purchase of property and equipment                                   (69,265)       (77,780)
                                                                 -------------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   (559,413)       (47,500)
                                                                 -------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease in line of credit                                 370,000       (200,000)
  Repayment of partners' loans payable                                       -       (110,000)
  Proceeds from issuance of common stock                                     -      3,811,708
                                                                 -------------    -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                             370,000      3,501,708
                                                                 -------------    -----------
NET INCREASE (DECREASE) IN CASH                                       (484,780)     2,089,592
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       4,219,921         26,430
                                                                 -------------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   3,735,141    $ 2,116,022
                                                                 =============    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
  Interest                                                       $     282,236    $    40,870
                                                                 =============    ===========
NON-CASH FINANCING ACTIVITIES
 Fair value of derivative liabilities issued in connection
  with issuance of shares of common stock                        $           -    $         -
                                                                 =============    ===========

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

     b)   CASH AND CASH EQUIVALENTS

          The Company considers highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents at June 30, 2006.

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

          The following sets forth the computation of basic and diluted earnings per share at June 30:

                                                          2006               2005
                                                     ---------------    ---------------
                                                                          (Restated)

Numerator:
  Net income (loss)                                  $    (1,024,755)   $       875,576
  Net other income (expense) associated with
   derivative contracts                                    1,683,119          2,058,308
                                                     ---------------    ---------------
  Net income (loss) for diluted earnings per share
   purposes                                          $    (2,707,874)   $    (1,182,732)
                                                     ===============    ===============
Denominator:
  Denominator for basic earnings per share-
    Weighted average shares outstanding                   54,159,945         53,304,475
  Effect of dilutive warrants, embedded
   conversion features and liquidated
   damages                                                         -                  -
                                                     ---------------    ---------------
  Denominator for diluted earnings per share-
    Weighted average shares outstanding                   54,159,945         53,304,475
                                                     ===============    ===============
Basic earnings (loss) per share                      $         (0.02)   $          0.02
                                                     ===============    ===============
Diluted earnings (loss) per share                    $         (0.02)   $         (0.02)
                                                     ===============    ===============

4)   CONVERTIBLE DEBENTURES

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

     In connection with the issuance of the convertible debentures, we issued 485,213 warrants to a company in partial consideration for financial advisory services. The warrants have the same terms as those granted to the debenture holders. The fair value of the warrants (at the time of their issuance) and related professional fees pertaining to the issuance of the convertible debentures have been recorded as deferred financing costs. The deferred financing costs are amortized over the term of the convertible debentures. See Note 5 - Derivative Liabilities for further information on the accounting and measurement of the derivative liabilities associated with the issuance of the convertible debentures and related agreements.

5)   DERIVATIVE LIABILITIES

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

     The fair value of the warrants issued in connection with the February 2005 transaction at the date of issuance of the warrants and the granting of registration rights and at June 30, 2006 is as follows:

                                 At issuance       At June 30, 2006
                               ---------------   ---------------------
     Freestanding warrants          $6,017,350               $   0

     The Company used the following assumptions, using the Black Scholes Model to measure the identified derivatives as follows:

     Freestanding warrants

                                  At issuance      At June, 30, 2006
                               ---------------   ---------------------
     Market price:                       $2.40                   $0.19
     Exercise price:                     $1.00                   $1.00
     Term:                             3 years              1.58 years
     Volatility:                            39%                     39%
     Risk-free interest rate:             2.78%                   5.13%
     Number of warrants:             3,985,000               3,985,000

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

     The fair value of the derivative liabilities at the date of issuance of the convertible debentures and at June 30, 2006 are as follows:

                                    At Issuance     At June 30, 2006
                                    ------------   ------------------
     Freestanding warrants          $  3,532,348   $          504,621
     Embedded conversion features      3,463,542            3,390,838
     Liquidated damages                  192,500              192,500
     Other outstanding warrants          143,268                    0

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

     The Company used the following assumptions to measure the identified derivatives, using the Lattice valuation model, as follows:

     Embedded conversion features

                                    At issuance     At June 30, 2006
                                    ------------    -----------------
     Market price:                  $     0.4880   $             0.19
     Conversion price:              $     0.4544   $             0.17
     Term:                               4 years           3.42 years
     Volatility:                              39%                  39%
     Risk-free interest rate:               4.39%                5.13%

     Freestanding warrants

     The derivative liability amounts to the fair value of the warrants issuable upon exercise, assuming that the underlying shares will not be timely registered. We computed the fair value of this embedded derivative using the Black Scholes valuation model with the following assumptions:

                                    At issuance      At June 30, 2006
                                    ------------    ------------------
     Market price:                  $      0.488    $             0.19
     Exercise price:                $     0.4761    $             0.34
     Term:                               5 years            4.42 years
     Volatility:                              39%                   39%
     Risk-free interest rate:               4.39%                 5.13%

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

6)   RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

     After amending our financial statements for the interim periods ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006; and for the
     year ended December 31, 2005 to properly account for certain liquidated damages associated with the $3.985 million private placement of warrants and shares of our common stock, and the $7,000,000 private offering of convertible debentures and warrants, management determined that the carry forward impact of some of the restatements were not properly reflected in the financial statements for the interim period ended June 30, 2006. Proper carry forward of the restated amounts would affect following figures in our quarterly financial statements:

     Balance sheet: decrease in deferred financing costs ($101,894), accumulated deficit ($10,568,028); and an increase in additional paid-in capital ($10,466,134).

     Statement of income for the six-month period ended June 30, 2005: decrease in other expense-derivatives ($92,860), earnings per share-diluted ($0.03); and an increase in net income ($92,860), earnings per share-basic ($0.01).

     Statement of cash flows for the six-month period ended June 30, 2005: decrease in recognition of derivative liabilities ($92,860); and an increase in net income ($92,860).

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

RESULTS OF OPERATIONS

The following tables sets forth, in $ and as a percentage of revenues, certain items included in our Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                   SIX MONTHS ENDED JUNE 30
                                                  --------------------------
                                                   2006              2005
                                                  ------          ----------
                                                                  (Restated)
STATEMENTS OF OPERATIONS DATA:
     Revenues...............................         100%                100%
     Cost of Sales..........................          51%                 58%
     Gross Profit...........................          49%                 42%
     Operating Expenses.....................         161%                220%
     (Loss) From Operations.................        (112%)              (178%)
     Other Income ..........................          23%                312%
     Net Income (loss)......................         (89%)               134%

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

Other expense-derivatives primarily consist of the recognition of derivative liabilities we issued during the three-month period ended March 31, 2005. No derivatives were issued during the three-month period ended June 30, 2005 nor were any derivatives issued in 2006. Please refer to Notes 5 of our accompanying financial statements for further explanation of the origin and nature of such expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period, net cash used by the company for operating activities were $1,454,193 and $1,364,616 for 2006 and 2005 respectively. Cash used in the first six months of 2006 was comprised of the net loss for the period of $1,024,755, less net non-cash items (including depreciation and amortization expenses of $18,865, issuance of common shares for services of $21,000, amortization of debt discount of $1,166,667, amortization of deferred financing costs of $103,782, less decrease in fair value of derivative liability of $1,683,119) of $372,805 minus the net change in operating assets and liabilities of $56,633. Cash used in operations during the same six months of 2005 was comprised of the net income for the period of $875,576, less net non-cash expenses of $2,052,703 (including depreciation and amortization expenses of $5,605, recognition of derivative liabilities of $2,205,642, less decrease in fair value of derivative liability of $4,263,950), less the net change in operating assets and liabilities of $187,488.

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

Cash provided from financing activities for the first six months of 2006 consisted of $370,000 from an increase in the line of credit the company has in place with its bank. The funds from the credit line were used for operating expenses. In 2005, financing activities provided cash of $3,501,708 primarily from the issuance of common stock in February.

On June 30, 2006 the company's cash (including cash equivalents) was $3,735,141, compared to $1,209,424 on June 30, 2005. The company had a working capital on June 30, 2006 of $436,679. The working capital includes $4,087,959 for derivative liabilities - excluding this amount from current liabilities, the company's working capital would be $4,524,638. The company's working deficit at June 30, 2005 was $1,220,398 - excluding derivative liabilities of $1,753,400, working capital would be $533,011.

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

PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit
  No.          Description
-------        -----------------------------------------------------------------

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

                                    ELECTRONIC SENSOR TECHNOLOGY, INC.


Dated September 26, 2006            By:   /s/ Teong C. Lim
                                          --------------------------------------
                                    Name:  Teong C. Lim
                                    Title: President and Chief Executive Officer
                                           (Principal Executive Officer)


Dated September  26, 2006           By:   /s/ Francis Chang
                                          --------------------------------------
                                    Name:  Francis Chang
                                    Title: Secretary, Treasurer
                                           and Vice President of
                                           Finance and Administration
                                           (Principal Accounting Officer)