Form 10QSB/A
period 2005-03-31
Electronic Sensor Technology, Inc
filed 2006-10-19
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                  FORM 10-QSB/A

     [X] AMENDMENT NO. 2 TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from __________ to__________

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

----------
(*) We were not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act during the past 12 months because (i) our registered common stock was registered under the Securities Act during such period and was not registered under the Exchange Act, (ii) we did not have any registration statement that became effective during such period and (iii) we had less than 300 shareholders of record throughout such period. Although we were not required to do so, we voluntarily filed such reports with the Securities and Exchange Commission during such period. We are in the process of amending our registration statement on Form SB-2, for which an amendment most recently has been filed on or about the date of this Amendment No. 2. Once that registration statement is declared effective, we will be required to file annual, quarterly and periodic reports with the Securities and Exchange Commission during the fiscal year in which such registration statement is declared effective.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 54,173,745 shares of common stock as of September 7, 2006

     Transitional Small Business Disclosure Format                Yes [ ] No [X]

================================================================================

                                EXPLANATORY NOTE

     We are filing this amended quarterly report on Form 10-QSB/A for the period ended March 31, 2005 to amend certain certifications included in Amendment No. 1 to our quarterly report on Form 10-QSB/A for the period ended March 31, 2005. We have also amended the cover page in order to correct and clarify certain disclosures contained therein.

     The following Items of this amended quarterly report on Form 10-QSB/A for the period ended March 31, 2005 are amended and restated herein:

     Cover Page:

     o Disclosure relating to the requirement to file annual, quarterly and periodic reports with the Securities and Exchange Commission during the fiscal year in which our registration statement on Form SB-2 is declared effective.

     Part II Other Information:

     o Item 6. Exhibits--Exhibits 31.1 and 31.2--amended and restated certifications from our President and Chief Executive Officer and Treasurer and Vice President of Finance and Administration, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

     The remaining Items are unaffected by the correction in classification, have not been updated from the disclosure originally contained in our quarterly report on Form 10-QSB for the three months ended March 31, 2005 filed with the Securities and Exchange Commission on May 23, 2005 and are not reproduced in this Form 10-QSB/A. This amended quarterly report on Form 10-QSB/A for the three months ended March 31, 2005 does not reflect events occurring after the filing of the quarterly report on Form 10-QSB filed with the Commission on May 23, 2005, nor does it modify or update the disclosures contained in the quarterly report on Form 10-QSB filed with the Commission on May 23, 2005, other than as described above.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

        A. EXHIBITS

Exhibit No.   Description
-----------   ------------------------------------------------------------------
31.1          Certification of Chief Executive Officer Pursuant to Section 302
              of the Sarbanes-Oxley Act.

31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.(*)

32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley.(*)
--------------------------------------------------------------------------------

(*)Previously filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ELECTRONIC SENSOR TECHNOLOGY, INC.


Dated October 19, 2006            By: /s/ Teong C. Lim
                                      ------------------------------------------
                                  Name:  Teong C. Lim
                                  Title: President and Chief Executive Officer
                                         (Principal Executive Officer)


Dated October 19, 2006            By: /s/ Francis Chang
                                      ------------------------------------------
                                  Name:  Francis Chang
                                  Title: Secretary, Treasurer and Vice President
                                         of Finance and Administration
                                         (Principal Accounting Officer)