Form 10QSB/A
period 2005-06-30
Electronic Sensor Technology, Inc
filed 2006-10-19
CIK 1122860

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

                  For the transition period from _________ to __________

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

================================================================================

                                EXPLANATORY NOTE

     We are filing this amended quarterly report on Form 10-QSB/A for the period ended June 30, 2005 to amend certain certifications included in Amendment No. 1 to our quarterly report on Form 10-QSB/A for the period ended June 30, 2005. We have also amended the cover page in order to correct and clarify certain disclosures contained therein.

     The following Items of this amended quarterly report on Form 10-QSB/A for the period ended June 30, 2005 are amended and restated herein:

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

          A. EXHIBITS

Exhibit No.    Description
-----------    -----------------------------------------------------------------
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