Form 10QSB/A
period 2005-09-30
Electronic Sensor Technology, Inc
filed 2006-10-19
CIK 1122860

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

================================================================================

                                EXPLANATORY NOTE

     We are filing this amended quarterly report on Form 10-QSB/A for the period ended September 30, 2005 to amend certain certifications included in Amendment No. 1 to our quarterly report on Form 10-QSB/A for the period ended September 30, 2005. We have also amended the cover page in order to correct and clarify certain disclosures contained therein.

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

================================================================================

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.  Description
-----------  -------------------------------------------------------------------
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