Form 10KSB/A
period 2005-12-31
Electronic Sensor Technology, Inc
filed 2006-10-19
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  Form 10-KSB/A

     [X] AMENDMENT NO. 2 TO ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934

             For the fiscal year ended DECEMBER 31, 2005


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

             For the transition period from __________ to __________


                        Commission file number 333-87224

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                 NEVADA                                  98-0372780
     -----------------------------------    ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

         1077 BUSINESS CENTER CIRCLE,
        NEWBURY PARK, CALIFORNIA                           91320
     -----------------------------------    ------------------------------------
       (Address of principal executive                    (Zip Code)
                offices)

Issuer's telephone number (805) 480-1994

Securities registered under Section 12(b) of the Exchange Act:

             Title of each class            Name of each exchange on which
                                                       registered
     ----------------------------------     ------------------------------------
                     None.                                 N/A

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

                                EXPLANATORY NOTE

     We are filing this amended annual report on Form 10-KSB/A for the fiscal year ended December 31, 2005 to amend certain certifications included in Amendment No. 1 to our annual report on Form 10-KSB/A for the fiscal year ended December 31, 2005. We have also amended the cover page in order to correct and clarify certain disclosures contained therein.

     The following Items of this annual report on Form 10-KSB/A for the fiscal year ended December 31, 2005 are amended and restated herein:

     Cover Page:

     o Disclosure relating to the requirement to file annual, quarterly and periodic reports with the Securities and Exchange Commission during the fiscal year in which our registration statement on Form SB-2 is declared effective.

     Exhibits:

     o Exhibits 31.1 and 31.2--amended and restated certifications from our President and Chief Executive Officer and Treasurer and Vice President of Finance and Administration, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
-------     --------------------------------------------------------------------
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

10.8 Letter agreement dated as of May 16, 2005, by and between Electronic Sensor Technology, Inc.and Matthew Collier (incorporated by reference from Exhibit 10.1 of the current report on Form 8-K/A filed on October 6, 2005).

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

24.1        Power of Attorney.(*)

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

----------
(*) Previously filed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ELECTRONIC SENSOR TECHNOLOGY, INC.


Date:  October 19, 2006               By:  /s/ Teong C. Lim
                                           -------------------------------------
                                           Teong C. Lim
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  October 19, 2006               By:  /s/ Teong C. Lim
                                           -------------------------------------
                                           Teong C. Lim
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  October 19, 2006               By:  /s/ Francis Chang
                                           -------------------------------------
                                           Francis Chang
                                           Secretary, Treasurer and
                                           Vice President of Finance and
                                           Administration
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                      By:
                                           -------------------------------------
                                           James Frey, Chairman


Date: October 19, 2006                By:                *
                                           -------------------------------------
                                           Francis Chang, Director


Date: October 19, 2006                By:                *
                                           -------------------------------------
                                           Teong C. Lim, Director


Date: October 19, 2006                By:                *
                                           -------------------------------------
                                           Edward Staples, Director


Date: October 19, 2006                By:                *
                                           -------------------------------------
                                           Mike Krishnan, Director


Date: October 19, 2006                By:                *
                                           -------------------------------------
                                           James Wilburn, Director


Date: October 19, 2006                By:  /s/ Michel Amsalem
                                           -------------------------------------
                                           Michel Amsalem, Director


Date: October 19, 2006                By:  /s/ Lewis Larson
                                           -------------------------------------
                                           Lewis Larson, Director


*By: /s/ Francis Chang
     ------------------------------
     Francis Chang
     Attorney-in-Fact