Form 10QSB/A
period 2006-03-31
Electronic Sensor Technology, Inc
filed 2006-10-19
CIK 1122860

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

                  For the transition period from ______ to ______

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

================================================================================

                                EXPLANATORY NOTE

     We are filing this amended quarterly report on Form 10-QSB/A for the period ended March 31, 2006 to amend certain certifications included in Amendment No. 1 to our quarterly report on Form 10-QSB/A for the period ended March 31, 2006. We have also amended the cover page in order to correct and clarify certain disclosures contained therein.

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
31.1          Certification of Chief Executive Officer Pursuant to Section 302
              of the Sarbanes-Oxley Act.

31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.(*)

32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley.(*)

99.1          Risk Factors.(*)
--------------------------------------------------------------------------------

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