Form 10QSB/A
period 2006-06-30
Electronic Sensor Technology, Inc
filed 2006-10-19
CIK 1122860

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

                  For the transition period from _________ to ________

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

================================================================================

                                EXPLANATORY NOTE

     We are filing this amended quarterly report on Form 10-QSB/A for the period ended June 30, 2006 to amend certain certifications included in Amendment No. 1 to our quarterly report on Form 10-QSB/A for the period ended June 30, 2006. We have also amended the cover page in order to correct and clarify certain disclosures contained therein.

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

================================================================================

                                    PART II
                               OTHER INFORMATION

ITEM 6. EXHIBITS

3.1 Amended and Restated Bylaws of Electronic Sensor Technology, Inc., adopted on June 30, 2006.(*)

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