Form 10QSB
period 2006-09-30
Electronic Sensor Technology, Inc
filed 2006-11-03
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended SEPTEMBER 30, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from _______ to _______

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 54,173,745 shares of common stock as of September 30, 2006

     Transitional Small Business Disclosure Format (Check one):
                                                               Yes [ ] No [X]

================================================================================

----------
(*) We were not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act during the past 12 months because (i) our registered common stock was registered under the Securities Act during such period and was not registered under the Exchange Act, (ii) we did not have any registration statement that became effective during such period and (iii) we had less than 300 shareholders of record throughout such period. Although we were not required to do so, we voluntarily filed such reports with the Securities and Exchange Commission during such period. We are in the process of amending our registration statement on Form SB-2, for which an amendment was most recently filed on October 20, 2006. Once that registration statement is declared effective, we will be required to file annual, quarterly and periodic reports with the Securities and Exchange Commission during the fiscal year in which such registration statement is declared effective.

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheet (Unaudited) as of September 30, 2006              F-1

Consolidated Statements of Operations (Unaudited) for the Three and
 Nine Months Ended September 30, 2006 and 2005                               F-2

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
 Ended September 30, 2006 and 2005                                           F-3

Notes to Consolidated Financial Statements                                   F-4

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $  2,409,017
  Certificate of deposit-restricted                                             250,000
  Accounts receivable, net of allowance for doubtful accounts of $20,762        319,534
  Prepaid expenses                                                               70,558
  Inventories                                                                 1,335,254
                                                                           ------------
    TOTAL CURRENT ASSETS                                                      4,384,362
                                                                           ------------
DEFERRED FINANCING COSTS, net of amortization of $153,458                       574,902
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $946,846             206,769
SECURITY DEPOSITS                                                                12,817
                                                                           ------------
                                                                           $  5,178,850
                                                                           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                    $    439,983
  Deferred revenues                                                             104,167
  Derivative liabilities                                                      4,359,649
                                                                           ------------
    TOTAL CURRENT LIABILITIES                                                 4,903,798
                                                                           ------------
CONVERTIBLE DEBENTURES, net of unamortized discount of $5,055,556             1,944,444
                                                                           ------------
  TOTAL LIABILITIES                                                           6,848,243
                                                                           ------------
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value 50,000,000 shares authorized,
   none issued and outstanding                                                        -
  Common stock, $.001 par value, 200,000,000 shares authorized,
   54,173,745 issued and outstanding                                             54,174
  Additional paid-in capital                                                  8,516,354
  Accumulated deficit                                                       (10,239,920)
                                                                           ------------
    TOTAL STOCKHOLDERS' DEFICIT                                              (1,669,392)
                                                                           ------------
                                                                           $  5,178,850
                                                                           ============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Nine Months Ended                 Three Months Ended
                                                            September 30,                      September 30,
                                                  --------------------------------    --------------------------------
                                                       2006              2005              2006              2005
                                                  --------------    --------------    --------------    --------------
REVENUES                                          $    1,549,757    $    1,417,737    $      395,533    $      766,085
COST OF SALES                                            731,466           592,748           138,752           217,986
                                                  --------------    --------------    --------------    --------------
GROSS PROFIT                                             818,292           824,989           256,782           548,099
OPERATING EXPENSES:
  Research and development                               616,597           618,461           200,453           287,177
  Selling, general and administrative                  2,060,898         1,824,956           623,937           721,520
                                                  --------------    --------------    --------------    --------------
    TOTAL OPERATING EXPENSES                           2,677,494         2,443,418           824,389         1,008,697
                                                  --------------    --------------    --------------    --------------
LOSS FROM OPERATIONS                                  (1,859,204)       (1,618,429)         (567,607)         (460,598)
                                                  --------------    --------------    --------------    --------------
OTHER INCOME AND EXPENSE:
  Other income - derivative                            1,411,429         5,778,250          (271,690)        1,514,300
  Other (expense) - derivative                                 -        (2,205,642)                -                 -
  Other income                                             2,100                83             2,100                 -
  Gain (loss) on sale of property and equipment           (1,614)            9,287            (1,614)                -
  Interest (expense)                                  (2,105,475)          (54,658)         (689,196)          (20,387)
                                                  --------------    --------------    --------------    --------------
    TOTAL OTHER INCOME AND EXPENSE                      (693,559)        3,527,320          (960,400)        1,493,913
                                                  --------------    --------------    --------------    --------------
NET INCOME (LOSS)                                 $   (2,552,763)   $    1,908,891    $   (1,528,007)   $    1,033,315
                                                  ==============    ==============    ==============    ==============
Earnings (loss) per share, basic                  $        (0.05)   $         0.04    $        (0.03)   $         0.02
                                                  ==============    ==============    ==============    ==============
Weighted average number of shares, basic              54,164,569        53,525,865        54,173,745        53,968,643
                                                  ==============    ==============    ==============    ==============
Earnings (loss) per share, diluted                $        (0.07)   $        (0.03)   $        (0.03)   $        (0.01)
                                                  ==============    ==============    ==============    ==============
Weighted average number of shares, diluted            54,164,569        53,525,865        54,173,745        53,968,643
                                                  ==============    ==============    ==============    ==============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                 --------------------------------
                                                                      2006              2005
                                                                 --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $   (2,552,763)   $    1,908,891
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                        29,836            11,430
    Issuance of shares for services                                      21,000                 -
    Amortization of debt discount                                     1,750,000                 -
    Amortization of deferred financing costs                            136,160                 -
    Recognition of derivative liabilities                                     -         2,205,642
    Decrease in fair value of derivative liability                   (1,411,430)       (5,778,250)
  Changes in assets and liabilities:
    Accounts receivable                                                 146,242          (444,077)
    Inventories                                                        (395,632)         (253,195)
    Prepaid expenses                                                       (622)          (28,946)
    Security deposits                                                         -               140
    Accounts payable and accrued expenses                               (40,816)          290,724
    Deferred revenues                                                   (37,500)          (37,500)
    Due to related party                                                      -           (60,000)
    Interest payable                                                          -           (26,961)
    Other current liabilities                                                 -           (35,665)
                                                                 --------------    --------------
  Net cash provided by (used in) operating activities                (2,355,525)       (2,247,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in restricted security deposit                    668,678          (912,651)
  Proceeds from sale of property and equipment                                -            30,280
  Purchase of property and equipment                                   (124,057)         (108,954)
                                                                 --------------    --------------
  Net cash provided by (used in) investing activities                   544,621          (991,325)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in line of credit                                       -          (269,000)
  Repayment of partners' loans payable                                        -          (110,000)
  Proceeds from issuance of common stock                                      -         3,811,708
                                                                 --------------    --------------
  Net cash provided by financing activities                                   -         3,432,708
                                                                 --------------    --------------
NET INCREASE (DECREASE) IN CASH                                      (1,810,904)          193,617
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      4,219,921            26,430
                                                                 --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    2,409,017    $      220,047
                                                                 ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                     $      434,477    $       67,380
                                                                 ==============    ==============
NON-CASH FINANCING ACTIVITIES
  Fair value of derivative liabilities issued in connection
   with issuance of shares of common stock                       $            -    $      239,100
                                                                 ==============    ==============

            See unaudited notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2006

1)   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2005, included in the Annual Report filed on Form 10-KSB for the year then ended, for which an amendment including restated financial statements and related footnotes was filed on Form 10-KSB/A on September 26, 2006.

     In the opinion of the management of Electronic Sensor Technology, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2006, and the results of operations and cash flows for the nine-month period ending September 30, 2006 have been included. The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005, included in the Annual Report filed on Form 10-KSB for the year then ended, for which an amendment including restated financial statements and related footnotes was filed on Form 10-KSB/A on September 26, 2006.

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

     For accounting purposes, the transaction was treated as a recapitalization of EST and accounted for as a reverse acquisition. Accordingly, the accompanying financial statements include the accounts of EST for the period from January 1, 2005 to September 30, 2006 and the accounts of Bluestone from February 1, 2005 to September 30, 2006.

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

     c)   ALLOWANCE FOR DOUBTFUL ACCOUNTS

          The allowance for doubtful accounts is based on the Company's assessment of the collectibilty of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Company's historical experience, the Company's estimates of the recoverability of amounts due it could be adversely affected. The Company regularly reviews the adequacy of the Company's allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer's overall business condition. The allowance for doubtful accounts reflects the Company's best estimate as of the reporting dates. Changes may occur in the future, which may require the Company to reassess the collectibility of amounts and at which time the Company may need to provide additional allowances in excess of that currently provided.

     d)   LINE OF CREDIT

          The Company has a revolving line of credit agreement for borrowings up to $500,000. The line of credit is secured and collateralized with a certificate of deposit in the amount of $250,000. No amounts were due under this line of credit at September 30, 2006. The line of credit expires on March 31, 2007.

     e)   REVENUE RECOGNITION

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

     f)   SHIPPING AND HANDLING

          The Company accounts for shipping and handling costs as a component of "Cost of Sales".

     g)   INVENTORIES

          Inventories are comprised of raw materials, work in process, and finished goods. Inventories are stated at the lower of cost or market and are determined using the first-in, first-out method.

     h)   DEFERRED FINANCING COSTS

          Deferred financing costs consist of direct costs incurred by the Company in connection with the issuance of its convertible debentures. The direct costs include cash payments and fair value of warrants issued to the placement agent, which secured the financing. Deferred financing costs are amortized over 48 months using the effective interest rate method.

     i)   PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of five years.

     j)   RESEARCH AND DEVELOPMENT

          Research and development costs are charged to operations as incurred and consists primarily of salaries and related benefits, raw materials and supplies.

     k)   USE OF ESTIMATES

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

     l)   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     m)   LONG-LIVED ASSETS

          The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At September 30, 2006 no assets were impaired.

     n)   DERIVATIVE LIABILITIES

          In June 2005, the Financial Accounting Standard Board issued EITF 05-04. EITF 05-04 addresses the question as to whether liquidated damages pursuant to a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this matter and allows for the treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of September 30, 2006, the FASB still has not rescheduled EITF 05-04 for further discussion.

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

     o)   BASIC AND DILUTED EARNINGS PER SHARE

          Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants embedded conversion features (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 45,278,509 and 5,576,871 at September 30, 2006 and 2005, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at September 30, 2006 and 2005, respectively, are excluded from the loss per share computation for that period due to their antidilutive effect. The Company adjusted the numerator for any changes in income or loss that would result if the contract had been recorded as an equity instrument for accounting purposes during the period. However, the Company did not adjust the numerator for interest charges during the period on the convertible debentures because it would have been anti-dilutive.

          The following sets forth the computation of basic and diluted earnings per share at September 30:

                                                                    2006            2005
                                                                ------------    ------------
          Numerator:
            Net income (loss)                                   $ (2,552,763)   $  1,908,891
            Net other income/expense associated with
             derivative contracts                                  1,411,429       3,572,608
                                                                ------------    ------------
            Net (loss)for diluted earnings per share purposes   $ (3,964,192)   $ (1,663,717)
                                                                ============    ============
          Denominator:
            Denominator for basic earnings per share-
             Weighted average shares outstanding                  54,164,569      53,525,865
            Effect of dilutive warrants, embedded
             conversion features and liquidated damages                    0               0
                                                                ------------    ------------
            Denominator for diluted earnings per share-
             Weighted average shares outstanding                  54,164,569      53,525,865
                                                                ============    ============
          Basic earnings (loss) per share                       $      (0.05)   $       0.04
                                                                ============    ============
          Diluted earnings (loss) per share                     $      (0.07)   $      (0.03)
                                                                ============    ============

     p)   STOCK BASED COMPENSATION

          In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion
          No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS No. 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

     q)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after September 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements.

          In July 2005, the FASB issued EITF 05-6, "Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination", which addressed the amortization period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's financial position, results of operations and cash flows.

          In September 2005, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

4)   CONVERTIBLE DEBENTURES

     During December 2005, we issued in a private offering, $7,000,000 aggregate principal amount of convertible debentures due December 7, 2009. The convertible debentures are convertible at any time on or prior to the maturity date at the option of the debenture holder at a conversion price of $0.4544, which was subsequently reduced to $0.4000 as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the convertible debentures (see Note 7), and can be redeemed at the lesser of $0.4000 or 90% of the average of the volume weighted average price for the 20 consecutive trading days immediately prior to the conversion date. The Company received $7,000,000 in cash as consideration. The convertible debentures bear interest at 8%, payable in cash or stock, at the Company's option, and are required to be redeemed in 9 equal quarterly payments commencing January 1, 2008, in cash or stock, at the Company's option. If the Company chooses to pay interest on or redeem the debentures in shares of the Company's common stock, rather than in cash, the conversion rate for such stock payment is the lesser of $0.4544, which was subsequently reduced to $0.4000 as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the convertible debentures (see Note 7), or 90% of the average of the volume weighted average price for the 20 consecutive trading days immediately prior to the interest payment or redemption date, as applicable.

     In connection with the issuance of the convertible debentures, the Company issued five-year warrants to purchase 12,130,314 shares of common stock at an exercise price of $0.4761 per share, which was subsequently reduced to $0.4300 per share as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the warrants (see Note 7). Furthermore, the Company granted liquidated damages pursuant to a registration rights agreement.

     The convertible debentures and related agreements provide, among other things, for:

          1) Liquidated damages amounting to 2% per month of the outstanding principal amount, payable in cash or stock, to the debenture holders in the event that a registration statement covering the shares underlying the convertible debentures is not declared effective within 150 days of the date the debentures were issued (which was subsequently extended to February 28, 2007 as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the convertible debentures and warrants - see
               Note 7). The liquidated damages are payable in cash monthly or in unpaid, bear interest at 18% per annum. If unpaid by January 1, 2008, they may be converted in shares of common stock at the same prevailing rate as the remaining principal amount of the convertible debentures;

          2) Default interest rate of 18% and a default premium of 30% of the principal amount of the debentures, payable in cash or stock. Events of default include, among other things, if a payment, whether cash or stock is not paid on time and cured within three days, if the Company's common stock is not quoted for trading for at least five trading days, if a registration is not effective within 180 days after December 7, 2005 (which was subsequently extended to February 28, 2007 as per a Forbearance and Amendment Agreement, dated September 7, 2006 with the holders of the convertible debentures and warrants - see Note 7). The default interest rate and the default premium may be converted in shares of common stock at the same prevailing rate as the remaining principal amount of the convertible debentures;

          3) A reset feature of the conversion price in the event of a subsequent equity or convertible financing with an effective price lower than the debenture conversion price, whereby the aforementioned variable conversion price of the convertible debentures is adjusted to the new lower effective price of the subsequent equity or convertible financing; and

          4) The warrants require that the Company reimburse any holder of a warrant in respect of any trading loss resulting from the failure of the Company to timely deliver shares issued pursuant to the exercise of warrants. This compensation may be paid in shares of common stock or cash. The exercise price of the warrants, which is $0.4761 per share at the date of the agreement (and was subsequently reduced to $0.4300 per share as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the warrants - see Note 7), may be reduced to $0.001 per share, at a monthly rate $0.03 per share if the registration statement we are required to file at the request of the warrant holders with respect to the common stock underlying the warrants is not declared effective within six months of the date of issuance of the warrants (which was subsequently extended to February 28, 2007 as per a Forbearance and Amendment Agreement, dated September 7, 2006 with the holders of the warrants - see Note 7).

     In connection with the issuance of the convertible debentures, we issued 485,213 warrants to a company in partial consideration for financial advisory services, as well as paid $490,000 to this company. The warrants have the same terms as those granted to the debenture holders. The fair value of the warrants at the date of issuance amounted to approximately $136,000. We also incurred approximately $102,500 in additional professional fees relating to the issuance of the convertible debentures and warrants. The payments of professional fees and the fair value of the warrants, aggregating approximately $729,000 have been recorded as deferred financing costs. The deferred financing costs are amortized over the term of the convertible debentures. The amortization of deferred financing costs approximated $136,200 for the nine-month period ending September 30, 2006.

     See Note 5- Derivative Liabilities for further information on the accounting and measurement of the derivative liabilities associated with the issuance of the convertible debentures and related agreements.

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

     The fair value of the warrants issued in connection with the February 2005 transaction at the date of issuance of the warrants and the granting of registration rights and at September 30, 2006 is as follows:

                                         At issuance       At September 30, 2006
                                        -------------      ---------------------

     Freestanding warrants              $   6,017,350             $            0

     The Company used the following assumptions, using the Black Scholes Model to measure the identified derivatives as follows:

     Freestanding warrants

                                         At issuance      At September 30, 2006
                                        -------------     ---------------------
     Market price:                      $        2.40            $         0.32
     Exercise price:                    $        1.00            $         1.00
     Term:                                    3 years                1.58 years
     Volatility:                                   39%                       39%
     Risk-free interest rate:                    2.78%                     4.69%
     Number of warrants:                    3,985,000                 3,985,000

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

     The embedded conversion features are as follows:

     Default Interest Rate and Premium: The default interest rate is 18% while the stated rate of the convertible debentures is 8%. Additionally, the Company is liable to pay for a premium amounting to 30% of the principal amount of the convertible debentures in the event of default. This embedded derivative could at least double the investor's initial rate of return on the host contract and could also result in a rate of return that is at least twice what otherwise would be the market return for a contract that has the same terms as the host contract and that involves a debtor with a similar credit quality. Furthermore, the default interest rate may be triggered by certain events of defaults which are not related to credit-risk-related covenants or the Company's creditworthiness (e.g., if a registration statement is not timely filed). The default provisions are effective, at the holders' option, upon an event of default.

     Reset Feature Following Subsequent Financing: The debenture provides for a reset feature of the conversion price in the event of a subsequent equity or convertible financing with an effective price lower than the debenture conversion price, whereby the aforementioned variable conversion price of the convertible debentures is adjusted to the new lower effective price of the subsequent equity or convertible financing, which amounts to 10% of the shares issuable pursuant to the convertible debentures, which is the effective discount to market value we would offer in the event we provide for a subsequent private placement financing. This reset does not constitute a standard anti-dilution provision and is indexed to an underlying other than an interest rate or credit risk.

     Conversion Rate: The convertible debentures are convertible at a variable conversion price, which is the lesser of $0.4544, which was subsequently reduced to $0.4000 as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the convertible debentures (see Note
     7), or 90% of the average of the volume weighted average price for the 20 consecutive trading days immediately prior to the conversion date. The convertible debentures are convertible at any time on or prior to the maturity date at the option of the debenture holder. The implied conversion embedded feature amounts to a conversion discount of 10% to market.

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

     In connection with the issuance of the convertible debentures, the Company granted liquidated damages pursuant to a registration rights agreement. The liquidated damages amount to 2% per month of the outstanding principal amount, payable in cash or stock, to the debenture holders in the event that a registration statement covering the shares underlying the convertible debentures is not declared effective within 150 days of the date the debentures were issued (which was subsequently extended to February 28, 2007 as per a Forbearance and Amendment Agreement, dated September 7, 2006 with the holders of the convertible debentures - see Note
     7). The liquidated damages are payable in cash monthly or if unpaid, bear interest at 18% per annum. If unpaid by January 1, 2008 and thereafter, they may be converted in shares of common stock at the same prevailing rate as the remaining principal amount of the convertible debentures. Pursuant to View C of EITF 05-04 the liquidated damages are accounted for as a separate derivative. While the liquidated damages may be settled in stock if unpaid by January 1, 2008, the Company determined that it was more likely that they would be paid in cash shortly after their occurrence and has used such assumption in measuring the fair value of the derivative liability associated with the liquidated damages. The maximum liability associated with the liquidated damages amounts to 38% of the gross proceeds associated with the issuance of the convertible debentures, which amounts to $2,660,000.

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

     The fair value of the derivative liabilities at the date of issuance of the convertible debentures and at September 30, 2006 are as follows:

                                         At issuance       At September 30, 2006
                                        -------------      ---------------------
     Freestanding warrants              $  3,532,348            $      1,135,397
     Embedded conversion features          3,463,542                   3,208,333
     Liquidated damages                      192,500                           0
     Other outstanding warrants              143,268                      15,919

     The Company used the following methodology to value the embedded conversion features and liquidated damages:

     It estimated the discounted cash flows payable by the Company, using probabilities and likely scenarios, for event of defaults triggering the 30% penalty premium and 18% interest accrual, subsequent financing reset, and liquidated damages, such as the untimely effectiveness of a registration statement. If the additional cash consideration was payable in cash or stock, it determined the amount of additional shares that would be issuable pursuant to its assumptions. The Company revisits the weight of probabilities and the likelihood of scenarios at each measurement date of the derivative liabilities, which are the balance sheet dates.

     The Company used the following assumptions to measure the identified derivatives, using the Lattice valuation model, as follows:

     Embedded conversion features

                                         At issuance      At September 30, 2006
                                        -------------     ---------------------

     Market price:                      $      0.4880          $           0.32
     Conversion price:                  $      0.4544          $           0.29
     Term:                                    4 years                3.17 years
     Volatility:                                   39%                       39%
     Risk-free interest rate:                    4.39%                     4.69%

     Freestanding warrants

     The derivative liability amounts to the fair value of the warrants issuable upon exercise, assuming that the underlying shares will not be timely registered. We computed the fair value of this embedded derivative using the Black Scholes valuation model with the following assumptions:

                                         At issuance      At September 30, 2006
                                        -------------     ---------------------

     Market price:                      $       0.488          $           0.32
     Exercise price:                    $      0.4761          $           0.43
     Term:                                    5 years                4.17 years
     Volatility:                                   39%                       39%
     Risk-free interest rate:                    4.39%                     4.69%

     We adjusted the effective exercise price to reflect the contractual adjustment based on the Forbearance Agreement assuming that the warrants will most likely be registered before February 28, 2007.

     Liquidated damages

     The liquidated damages, payable in cash, are valued using the weighting probabilities and likely scenarios to estimate the amount of liquidated damages and were valued at approximately $192,500 and $0 at the date of the grant of the registration rights and at September 30, 2006, respectively.

     The aggregate fair value of the derivative liabilities associated with the warrants, embedded conversion features, and liquidated damages in connection with the issuance of the convertible debentures and related agreements amounted to approximately $7.05 million at the date of issuance which exceeded the principal amount of the convertible debentures by approximately $50,000. The Company recognized $7,000,000 as debt discount and the excess amount was recorded as other expenses in December 2005. Additionally, approximately $136,000 of the fair value of the warrants was recorded as deferred financing costs.

     The aggregate fair value of all derivative liabilities upon their issuance in 2005 of the various debt and equity instruments amounted to $13.3 million, of which $10.7 million was allocated to the net proceeds of the issuance of common stock and convertible debentures, $2.4 million was allocated and charged to other expenses (in 2005), and approximately $136,000 was allocated to deferred financing costs (in 2005).

     The decrease in fair value of the derivative liabilities between measurement dates, which are the date of issuance of the various debt and equity instruments and the balance sheet date, which is September 30, amounted to approximately $5.8 million and $1.4 million, and have been recorded as other income in 2005 and 2006, respectively.

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

     Conversion of shares for pre-merger liabilities

     In connection with the Mergers that took place on January 31, 2005, the Company issued, in aggregate, 2,783,892 shares of common stock in satisfaction of liabilities incurred pursuant to notes payable, loan payable, and related accrued interest to related parties.

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

     All options outstanding at September 30, 2006 were fully-vested at January 1, 2006, with the exception of 500,000 options held by our former Chief Executive Officer, Matthew Collier, and 250,000 options held by the Chairman of our Board of Directors, James Frey. Upon the termination of our Chief Executive Officer in January 2006, 200,000 of his options vested and the remainder of his 500,000 options were cancelled. The 200,000 vested options were subsequently cancelled, without being exercised, in April 2006.

     Accordingly, no expense associated with the outstanding options was recorded during the nine-month period ending September 30, 2006.

7)   FORBEARANCE AND AMENDMENT AGREEMENT

     On September 7, 2006, the Company entered into a Forbearance and Amendment Agreement with the holders of the convertible debentures and warrants that we issued in a private placement on December 7, 2005. The terms of the convertible debentures and warrants required that we register the shares of our common stock underlying such debentures and warrants within 180 days of the date of issuance of the debentures and warrants. The failure to do so is an event of default under the debentures, giving the holders the right to accelerate the debentures and receive a premium of approximately 30% of the outstanding amounts due under the debentures upon acceleration. The failure to do so also reduces the exercise price of the warrants by $0.03 per month until such shares are registered. In addition, the failure to register such shares within 150 days of the date of issuance of the debentures and warrants gives the holders the right to receive liquidated damages in the amount of 2% per month of the purchase price of the debentures and warrants, pursuant to a registration rights agreement, and the failure to pay such liquidated damages relating to the debentures is an event of default under the debentures.

     Pursuant to the Forbearance and Amendment Agreement, the holders have agreed, among other things, to abstain from exercising the aforementioned rights and remedies arising out of the existing defaults under the debentures and warrants unless we are unable to register the shares underlying the convertible debentures and the warrants by February 28, 2007. In exchange for such forbearance, the Company agreed to reduce the conversion price of the debentures issued on December 7, 2005 from $0.4544 per share to $0.4000 per share and to reduce the exercise price of the warrants issued to the holders of the convertible debentures on such date from $0.4761 per share to $0.4300 per share.

     The Forbearance and Amendment Agreement constitutes a temporary modification of terms of the convertible debentures and associated agreements. The temporary modification of terms impacts the probabilities and likely scenarios in our valuation of freestanding warrants, derivatives and liquidated damages associated with the convertible debentures and related financial instruments used at issuance and at each subsequent balance sheet date. Based on the terms of the Forbearance and Amendment Agreement and management's analysis of the status of its current registration statement, notwithstanding any unforeseen circumstances, the Company believes that it will be able to register all of the shares of its common stock underlying such debentures and warrants by February 28, 2007. Accordingly, the Forbearance and Amendment Agreement provides for revised probabilities and likely outcomes that the Company will use in its valuation of the embedded conversion features, the freestanding warrants and the liquidated damages associated with the issuance of the convertible debentures, as required by SFAS 133, paragraph 17. Such valuation is performed at each balance sheet date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At September 30, 2006 no assets were impaired.

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

RESULTS OF OPERATIONS

The following tables sets forth, in $ and as a percentage of revenues, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                               NINE MONTHS ENDED SEPTEMBER 30
                                               -------------------------------
          STATEMENT OF OPERATIONS DATA:             2006              2005
          -----------------------------------  -------------      ------------
            Revenues.........................            100%              100%
            Cost of Sales....................             47%               42%
            Gross Profit.....................             53%               58%
            Operating Expenses...............            173%              172%
            (Loss) From Operations...........           (120)%            (114)%
            Other Income (Expense)...........            (45)%             249%
            Net Income (Loss)................           (165)%             135%

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues are derived from product sales and product support services. For the nine months ending September 30, 2006, revenues were $1,549,800, compared to $1,417,700 for the same period in 2005. The 9% increase in revenues results from an increase in the number of zNose(R) units shipped from 37 during the nine month period ending September 30, 2005 to 42 units for the same period in 2006. Product support revenues for the nine month ending September 30, 2006 were approximately the same as that in 2005 over the same period.

Cost of Sales consist of product costs and expenses associated with product support services. For the nine months ending September 30, 2006, cost of sales was $731,500, compared to $592,700 for the same period 2005. Cost of sales increased from 42% of revenues in 2005 to 47% of revenues in 2006 due to quality issues with some materials that required additional labor to investigate, identify, locate and correct. There were also additional labor costs incurred to produce the Model 4300, which is in the initial stages of production. The Model 4300 was introduced to market in June 2006.

Gross profit was $818,300 for the nine months ending September 30, 2006, compared to $825,000 for the same period in 2005. Gross profit as a percentage of revenues decreased from 58% in 2005 to 53% for the reasons noted in the Cost of Sales discussion above. Margins, however, are expected to recover as the vendor based quality issues have been resolved and through manufacturing and learning curve efficiencies which are expected to result as production of the Model 4300 increases.

Research and Development costs for the nine months ending September 30, 2006 were $616,600 versus $618,500 for the same period in 2005. Increased engineering staffing resulted in personnel related expenses being approximately $55,000 greater than in 2005. The increased in staffing reduced the need to out-source certain engineering tasks which resulted in a reduction of approximately $73,000 for external engineering support services. Additionally, there was also a slight decrease in engineering overhead expenses of approximately $18,000.

Selling, General and Administrative expenses for the nine months ending September 30, 2006 were $2,060,900, compared to $1,825,000 for the same period in 2005. The $235,900 increase was due to the hiring of new employees necessitated by the growth of the business, expanded marketing activities, offset by a reduction in legal and related expenses incurred in connection with the company's reverse merger and IPO in 2005.

Interest expense for the nine months ending September 30, 2006 was $2,105,500, as compared to $54,700 for the same period in 2005. The increase in interest expense is primarily due to the amortization of debt discount and stated interest associated with our convertible debentures, which were issued in December 2005.

Other income-derivatives primarily consist of the decrease in the fair value of derivative liabilities between the measurement dates. The increase in other income for the nine month period ending September 30, 2006, as compared to the prior period, is primarily attributable to a decrease in the quoted price of our common stock. Please refer to Note 5 of our accompanying financial statements for further explanation of the origin and nature of such income. We are unable to determine whether we will record further decreases in the fair value of derivative liabilities in the foreseeable future, which would be recorded as other income-derivatives. Such decreases would be generally triggered by a decrease in the fair value of our stock price, upon satisfaction of liquidated damages pursuant to registration rights, or, possibly, upon satisfaction of our convertible debentures.

Other expense-derivatives primarily consist of the recognition of derivative liabilities we issued during the three-month period ended March 31, 2005. No derivatives have been issued in 2006. Please refer to Note 5 of our accompanying financial statements for further explanation of the origin and nature of such expenses. We believe that we will incur additional expenses associated with the fair value at issuance of financial instruments which will be recorded pursuant to derivative accounting. However, we are unable to determine the expected amount we would recognize pursuant to such issuances since their fair value is computed based on a number of assumptions, including, among others, the fair value of our stock price, expected term and exercise price of the financial instrument and expected volatility of our stock price, which will only be known at the date of issuance.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ending September 30, 2006, net cash used by the Company for operating activities were $2,355,525 and $2,247,767 for 2006 and 2005 respectively. Cash used for the nine months ending September 30, 2006 was comprised of the net loss for the period of $2,552,763, plus net non-cash items (including depreciation and amortization expenses of $29,836, issuance of common shares for services of $21,000, amortization of debt discount of $1,750,000, amortization of deferred financing costs of $136,160, less decrease in fair value of derivative liability of $1,411,430) of $525,566 minus the net change in operating assets and liabilities of $328,328. Cash used in operations during the same nine months of 2005 was comprised of the net income for the period of $1,908,891, less net non-cash expenses (including depreciation and amortization expenses of $11,430, recognition of derivative liabilities of $2,205,642, less decrease in fair value of derivative liability of $5,778,250) of $3,561,178, and less the net change in operating assets and liabilities of $595,480.

Investing activities provided cash of $544,621 in the first nine months of 2006 and used $991,325 during the same period in 2005. Cash of $124,057 in 2006, and $108,954 in 2005 were used to purchase capital equipment. In 2005, $30,280 was received from the sales of property and equipment, and $912,651 was used for collateral on the company's credit line. Whereas in 2006, $668,678 was provided through a reduction in the amount of collateral required for the company's reduced line of credit.

There were no financing activities for the first nine months of 2006. In 2005, financing activities provided $3,432,708 from the issuance of common stock for $3,811,708, less decrease in the line of credit for $269,000 and repayment of partners' loans for $110,000.

On September 30, 2006 the Company's cash (including cash equivalents) was $2,409,017, compared to $220,047 on September 30, 2005. The Company had a working deficit on September 30, 2006 of $519,436. The working deficit includes $4,359,649 for derivative liabilities - excluding this amount from current liabilities; the Company's working capital would be $3,840,213. The Company's working deficit at September 30, 2005 was $212,423 - excluding derivative liabilities; working capital would be $26,677.

The Company has a credit facility in place with East West Bank for $500,000. No amounts were due under this line of credit at September 30, 2006. The line of credit expires on March 31, 2007.

Although the Company possesses a bank operating line of credit, there can be no assurance that these proceeds will be adequate for our long-term future capital needs. There can be no assurance that any required or desired financing will be available through any other bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company's shares.

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

ITEM 3. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities or repurchase any of our equity securities during the three months ended September 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three months ended September 30, 2006, there were no material defaults upon senior securities, other than those related to the convertible debentures and warrants that we issued on December 7, 2005 that were disclosed under this Item in our quarterly report on Form 10-QSB for the period ended
June 30, 2006. On September 7, 2006, we entered into a Forbearance and Amendment Agreement relating to such defaults, as more fully described in the current report on Form 8-K that we filed with the Securities and Exchange Commission on September 8, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of security holders during the three months ended September 30, 2006.

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

                                            ELECTRONIC SENSOR TECHNOLOGY, INC.


Dated: November 3, 2006                     By: /s/ Teong C. Lim
                                                --------------------------------
                                            Name:  Teong C. Lim
                                            Title: Chief Executive Officer
                                                   (Principal Executive Officer)


Dated: November 3, 2006                     By: /s/ Philip Yee
                                                --------------------------------
                                            Name:  Philip Yee
                                            Title: Secretary, Treasurer and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)