Form 10KSB
period 2006-12-31
Electronic Sensor Technology, Inc
filed 2007-04-02
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                                     For the fiscal year ended DECEMBER 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the transition period from ______ to______

                                                Commission file number 000-51859

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

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered

            None.                                        N/A
     -------------------               -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $0.001
                         ------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                        [X]


     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                       Yes [ ] No [X]

     State issuer's revenues for its most recent fiscal year. $2,180,208

================================================================================

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $7,138,417 as of March 1, 2007

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 54,173,745 shares of common stock as of March 1, 2007

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

     Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

     Certain statements in this annual report on Form 10-KSB, including those relating to the company's plans regarding business and product development; product sales and distribution; market demands and developments in the homeland security, analytical instrumentation/quality control and environmental monitoring markets; and the sufficiency of the company's resources to satisfy operation cash requirements are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may contain the words "believe," "anticipate," "expect," "predict," "estimate," "project," "will be," "will continue," "will likely result," or other similar words and phrases. Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: risks related to changes in technology, our dependence on key personnel, our ability to protect our intellectual property rights, emergence of future competitors, changes in our largest customer's business and government regulation of homeland security companies. The forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     In this annual report, references to the "company," "we," "our," or "us" refers to Electronic Sensor Technology, Inc., a Nevada corporation.

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

     We believe that our products have broad applications in the homeland security, environmental monitoring and detection and laboratory instrument markets. We are involved in ongoing product research and development efforts in that regard. We have also concentrated our efforts on further product development, testing and proving, and continuing to expand our sales and support organization.

     Our executive offices are located at 1077 Business Center Circle, Newbury Park, California 91320 and our telephone number is (805) 480-1994.

HISTORY AND BACKGROUND

     Electronic Sensor Technology, Inc. was originally incorporated under the laws of the state of Nevada as Bluestone Ventures Inc. on July 12, 2000. From the date of its incorporation until February 1, 2005, Bluestone Ventures was in the business of acquiring and exploring potential mineral properties in Ontario, Canada. The company's name was changed to "Electronic Sensor Technology, Inc." on January 26, 2005 in connection with the acquisition of two corporations that had together owned Electronic Sensor Technology, L.P. Since the acquisition of Electronic Sensor Technology, L.P., our business has been the development, manufacture and sale of instruments that detect and analyze vapors and odors. The company has abandoned its mining exploration business.

OVERVIEW OF PAST OPERATIONS OF ELECTRONIC SENSOR TECHNOLOGY, L.P.

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

ELECTRONIC SENSOR TECHNOLOGY, L.P. ACQUISITION

     On February 1, 2005, pursuant to the terms of an Agreement and Plan of Merger by and among Electronic Sensor Technology, Inc., Amerasia Technology, Inc., holder of approximately 55% of the partnership interests of Electronic Sensor Technology, L.P., L&G Sensor Technology, Inc., holder of approximately 45% of the partnership interests of Electronic Sensor Technology, L.P., Amerasia Acquisition, a wholly-owned subsidiary of Electronic Sensor Technology, Inc., and L&G Acquisition, a wholly-owned subsidiary of Electronic Sensor Technology, Inc., Electronic Sensor Technology, Inc., acquired 100% of the outstanding equity partnership interest of Electronic Sensor Technology, L.P. Under the Agreement and Plan of Merger:

     (i) Amerasia Technology merged with and into Amerasia Acquisition such that Amerasia Technology became a wholly-owned subsidiary of Electronic Sensor Technology, Inc.;

     (ii) L&G Sensor Technology merged with and into L&G Acquisition such that L&G Sensor Technology became a wholly-owned subsidiary of Electronic Sensor Technology, Inc.;

     (iii)as a result of the mergers of (i) and (ii), Electronic Sensor Technology, Inc. indirectly acquired the partnership interests of Electronic Sensor Technology, L.P.; and

     (iv) Electronic Sensor Technology, Inc. issued 20,000,000 shares of its common stock to the shareholders of Amerasia Technology and L&G Sensor Technology.

     In November 2004, Electronic Sensor Technology, L.P. sold $200,000 in limited partnership interests to certain bridge investors. Concurrent with the mergers, these limited partnership interests were directly exchanged into 200,000 shares of common stock of Electronic Sensor Technology, Inc. and warrants to purchase 200,000 shares of common stock of Electronic Sensor Technology, Inc. at $1.00 per share.

     In connection with the mergers, Electronic Sensor Technology, Inc. entered into Subscription Agreements with certain investors on January 31, 2005. Under these Subscription Agreements, Electronic Sensor Technology issued and sold in a private placement 3,985,000 shares of its common stock and warrants to purchase 3,985,000 shares of common stock at $1.00 per share to certain investors for gross proceeds of $3,985,000, which were received on February 1, 2005. Electronic Sensor Technology received net proceeds of approximately $3,821,000 less fees, including counsel fees for the investors and Electronic Sensor Technology, L.P. of approximately $164,000.

     Immediately following the mergers and the private placement, on February 1, 2005 there were 53,968,471 shares of Electronic Sensor Technology common stock outstanding, of which (i) shareholders of Bluestone Ventures prior to the mergers and the private placement held 26,988,279 shares (approximately 50.0% of our common stock), (ii) the shareholders of Amerasia Technology and L&G Sensor Technology prior to the mergers and the private placement held 22,783,471 shares (approximately 42.2% of our common stock) and (iii) investors in the private placement occurring on February 1, 2005 and the bridge investors as a group held 4,185,000 shares (approximately 7.8% of our common stock). The total outstanding interests of Electronic Sensor Technology, L.P. were exchanged for 20,000,000 shares of Electronic Sensor Technology, Inc. In addition, 2,783,279 shares of Electronic Sensor Technology, Inc. were distributed to pre-merger shareholders of Amerasia Technology and L&G Sensor Technology in exchange for the cancellation of debt owed to such shareholders, at a conversion rate of $1.00 per share. The conversion rate of $1.00 per share was established immediately preceding the merger through the private placement of 3,985,000 shares of common stock at $1.00 per share and the conversion of a $200,000 equity advance to Electronic Sensor Technology, L.P. for 200,000 shares of Electronic Sensor Technology common stock. The transaction price of $1.00 per share was established by arms length negotiation between the former management of Bluestone Ventures and Electronic Sensor Technology, L.P. (now management of Electronic Sensor Technology, Inc.) in December 2004. As a condition to the merger transactions, Bluestone Ventures agreed to raise not less than $3,000,000 of new equity capital in a private placement offering. In determining to proceed with the merger transactions, management of Electronic Sensor Technology, L.P. (now management of Electronic Sensor Technology, Inc.) weighed the expected cash balance of Bluestone Ventures after giving effect to the private placement offering discussed above and the mergers against the overall equity ownership of Electronic Sensor Technology, Inc. post-merger that would be held by the former owners of Electronic Sensor Technology, L.P. (i.e., the former owners of Electronic Sensor Technology, L.P. were willing to give up 57.8% of Electronic Sensor Technology, L.P. for not less than $3,000,000 in cash). While management of Electronic Sensor Technology, L.P. (now management of Electronic Sensor Technology, Inc.) was not privy to the valuation methodology used by management of Bluestone Ventures in establishing a transaction price of $1.00 per share, management of Electronic Sensor Technology, L.P. (now management of Electronic Sensor Technology, Inc.) assumes that management of Bluestone Ventures and its advisors used one or more traditional valuation methodologies.

     Following the mergers we assumed as our principal operations the operations of Electronic Sensor Technology, L.P. and the prior operations of Bluestone Ventures were terminated.

INDUSTRY OVERVIEW

     Although there are a vast number of applications for the zNose(R) product, we believe that the most significant demands for our product will be in three general market categories - homeland security, analytical instrumentation/quality control and environmental monitoring and detection.

     Homeland Security. According to published sources, the overall homeland security market is projected to amount to more than $240 billion over the next five years. We believe that detection and analysis of chemical compounds will aid greatly in various homeland security efforts including:

     o Cargo Containers. Over 22.5 million cargo containers arrive in the U.S. every year and only a fraction of them are being inspected by the U.S. Customs Department. We believe cargo container security will become a top priority with the U.S. government.

     o Airports. Our zNose(R) products may be used to complement existing x-ray and bomb detection technologies.

     o Drug Interdiction. The zNose(R) has been used to detect contraband, including illicit controlled substances along U.S. borders.

     o Building Security. zNose(R) technology can be applied for continuous and real-time chemical detection and to monitor the air in buildings and in confined spaces. Detecting hazardous gases and poisonous chemical agents such as sarin, VX explosives, and contrabands for security and environmental safety purposes are the main concerns for various government and commercial buildings, as well as military facilities.

     Analytical Instrumentation/Quality Control. The zNose(R) has been serving the chemical vapor analysis needs in various manufacturing industries. We estimate that the market for products such as zNose(R) will exceed $50 million during the next few years. The zNose(R) has been used for a host of applications relating to analysis and quality control such as:

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

THE ZNOSE(R) SOLUTION

     Speed, precision and versatility are the key characteristics of the zNose(R) product. The zNose(R) has been developed to replace the conventional electronic nose. The zNose(R) operates as quickly as a conventional electronic nose while delivering the precision and accuracy of a much more expensive instrument. The zNose(R) has advanced chemical analysis technology by performing vapor analysis within 10 seconds. Early models of the zNose(R) have been tested by the U.S. Environmental Protection Agency under Environmental Technology Verification program and by the Office of National Drug Control Policy for drug interdiction. Tests have also been performed at the Midwest Research Institute's Surety Laboratory in Kansas City and at the U.S. Army Dugway Proving Ground in Utah with respect to the effectiveness of the zNose(R) in detecting chemical agents such as sarin gases. The zNose(R) is currently approved for purchase through the General Services Administration pre-approved procurement program.

     Our VaporPrint(R) imaging ability is another major advantage of the zNose(R) product. VaporPrint(R) allows the user of the zNose(R) to see a visual image of the makeup of a particular fragrance, vapor or odor within 10 seconds. In addition, VaporPrint(R) can produce high-resolution visual images of odor intensity. VaporPrint(R) images are displayed on a laptop computer screen and are recorded on the hard drive of the laptop computer.

OUR PRODUCTS

ZNOSE(R)

     The zNose(R) is essentially a vapor detector that uses a sensor based on Surface Acoustic Wave technology. Basically, the zNose(R) "inhales" a particular fragrance, vapor or odor. The fragrance, vapor or odor is carried up through a column and the chemicals making up the fragrance, vapor or odor condense on the crystal surface of the sensor in the zNose(R). This condensation on the sensor causes a change in what is called the "fundamental acoustic frequency" of the crystal surface. It is this change in fundamental acoustic frequency that allows the zNose(R) to determine the chemical makeup of the fragrance, vapor or odor. This change is measured by a microprocessor that calculates the change in frequency which is related to the amount of fragrance, vapor or odor sampled by the zNose(R). The microprocessor also measures the arrival time (called the retention time) of the change in the fundamental frequency. Different chemicals arrive at different times and so, once the microprocessor has determined the retention time of the unidentified fragrance, vapor or odor, it compares it to retention times that are stored in a computer library. This allows the zNose(R) to identify the particular fragrance, vapor or odor.

     The zNose(R) analyzes and identifies vapor specimens in a two-step process. In the first step, typically lasting 10 seconds, the instrument collects a small sample of the vapor to be analyzed. The sample is then injected in to the gas chromatography column where the individual chemicals present are separated and measured. The chemical analysis requires as little as 10 seconds to produce the vapor's chemical signature, or chromatogram. The vapor's chemical signature can also be visually displayed in a graphic form called a "VaporPrint". This chemical signature is then compared against the reference database of chemical odor profiles. If the chemical compound of the specimen is not in the reference database, it will not be identified by name; however, the makeup of the unidentified specimen can be stored in the reference database for future identification. The reference database of chemical odor profiles that is stored on the hard drive of the laptop computer is composed of standards of various chemicals that are available through the National Institute of Standards and Technology (NIST). The database can be updated when standards of new chemicals are encountered and input by way of simple software selection, or by way of sampling unknown chemical compounds and storing the measurements of such chemical compounds in the database. If the zNose(R) samples a non-specimen vapor, such as clear ambient air, no signal is generated on the laptop computer screen and no VaporPrint(R) is created. If the zNose(R) samples a complex mixture of chemical compounds, each compound and the concentration of such compound is measured independently of the other compounds contained in the mixture. Due to the independent measurement of each compound in a complex mixture, each measurement is free from the influence of the other compounds, and the accuracy of the zNose(R) is therefore not affected by complex mixtures.

     We currently manufacture and sell three zNose(R) models designated as Model 4200 (Handheld Unit), Model 4300 (Portable Unit) and Model 7100 (Bench Top
Unit). Model 4200 is designed for portability and for applications requiring quick and accurate vapor screening in the field. Model 4300 is also designed for portability and can operate outdoors with the same capabilities of Model 4200 without the need for an external power source. Model 7100 is designed for laboratory testing and is ideal for testing water and product quality control samples. Both Model 4200 and Model 7100 weigh approximately 27 pounds, not including a laptop computer that must be used with each zNose(R). Model 4300 also weighs approximately 27 pounds, not including the laptop computer, but also includes a battery charger that weighs approximately 8 pounds. The Model 4200 has two housings (the case and the detector head) and a laptop computer. The case of the Model 4200 is 10" x 12" x 6" and weighs 20 pounds and the detector head of the Model 4200 is 4.25" x 12" x 7" and weighs 7 pounds. The components and dimensions of the Model 4300 are similar to the Model 4200, but the battery charger of the Model 4300 is 5.5" x 13.5" x 5.5. The Model 7100 is packaged in a single housing and also requires a laptop computer. The dimensions of the Model 7100 packaging are 14.3" x 14.3" x 7.5". Both the Model 4200 and Model 7100 are powered by a standard AC electrical outlet, and both models adapt to standard outlets in North America, Asia and Europe (i.e., the zNose(R) may be operated by a 110 volt or 220 volt power source). In addition, both the Model 4200 and 7100 may be powered by connecting the unit to a car battery with an appropriate adaptor. All three models can be produced in one of two basic vapor sensing configurations: volatile and semi-volatile. The volatile configuration can detect volatile organic compounds, such as benzene. The semi-volatile configuration can detect heavier vapors such as those found in explosives and drugs.

     We are also developing Models 7200 and 7400. Model 7200 is designed as a fixed installation unit for both indoor and outdoor ambient air monitoring instrument. It can be used for building security as well as outdoor environmental monitoring applications. It is designed to be operated remotely from a central control station via a radio frequency (RF) control link. Model 7400 is designed to be used for shipping containers and truck monitoring for both commercial and homeland security applications. It is designed to be used with a remote sampling kit which enables multiple samples to be collected then taken to the zNose(R) to be analyzed.

     We have designs to produce a hand-held zNose(R) that is smaller than the Model 4300 for commercial market. This model is designed to meet the needs of law enforcement, manufacturing process monitoring, and environmental monitoring. We plan to develop a separate version of the mini-zNose(R) to be used as a personal nerve agent detector for the military and security markets.

ACCESSORIES

     We offer several lines of accessory products such as calibration devices, sample desorbers, MicroSense Software(C), and GPS receivers. An example is our Model 3100 which provides a calibrated vapor source as well as a tool for extracting vapors from solid and liquid samples.

TECHNICAL SUPPORT

     All zNose(R) instruments sold are equipped with a software package called PCAnywhere. PCAnywhere allows a technical support person at the company to operate an instrument anywhere in the world through the internet. This better enables our technicians to be available to address any customer problem.

SALES AND DISTRIBUTION

     We sell our zNose(R) product through distribution channels including equipment distributors and sales representatives both in the U.S. and in over 20 foreign countries, e-commerce and customer referrals. We entered into an agreement with TechMondial, Ltd. to be a distributor in the countries of the European Community, Romania, Bulgaria, Turkey, Croatia and Switzerland on October 21, 2005. In 2005, we selected Beijing R&D Technology Co., Ltd. to be our exclusive distributor in China. We entered into an agreement with Microchem JSC to be a distributor in the countries of Germany, Russia, and Ukraine on March 27, 2006. We entered into an agreement with Analytical Solutions and Product B.V. to be a distributor in the Benelux countries on January 15, 2007. We entered into an agreement with eScreen Sensor Solutions to be a distributor in Israel, the Caribbean, the State of Florida, and Central and South America on October 16, 2003. As part of the latter agreement, eScreen paid us an up-front fee of $250,000 in 2004.

     All sales representatives and distributors are required to attend a three-day training course conducted at our headquarters in Newbury Park, California. We advertise in selected industry trade journals and trade conventions. We are working to build a dedicated marketing and sales team. We historically generated sales from both domestic and international customers, each of which accounted for approximately 50% of our sales in the past. However, for the fiscal years ending December 31, 2005 and December 31, 2006, international customers accounted for approximately two-thirds of our total sales. We expect a similar split among domestic and international sales to continue. All of our customers pay us in U.S. dollars. Major domestic customers include the U.S. Armed Forces, Life Safety Systems, Inc. and the National Aeronautics and Space Administration (NASA). Major international customers include Beijing R&D Technology Company Ltd. in China, Beehive International Trading Co., Ltd. in Japan, Kosmo Scientific Co. in Korea, Microchem Corp. in Ukraine, Max Planck Institute in Germany, and Arnott Drake S.R.L. in Argentina.

COMPETITION

     We are unaware of any direct competitor to the zNose(R) product on the market today. In the homeland security markets, we face competition from manufacturers of x-ray machines, ion-mobility spectrometers and chemical coated sensors. X-ray machines have been widely used for security purposes in detecting metal objects but not for chemical compounds. Ion-mobility spectrometer equipment is a vapor detector and is designed to detect certain compounds but is blind to other compounds. Hence, it can only see a small dot in a space but cannot see the total picture. It employs a different sample collection technique by wiping the surfaces of the object placed for screening. The ion-mobility spectrometer also uses materials in its construction which may be offensive to users in certain countries.

     Chemical coated sensors are the conventional electronic noses. They use an array of chemical sensors each reacting to certain specific compounds. As mentioned earlier, electronic noses cannot be calibrated with chemical standards and therefore cannot be used effectively for scientific measurement.

     We have another set of competitors manufacturing portable vapor and odor analysis products for the instrumentation market from major corporations such as Agilent Technologies, Inc. (NYSE: A), Perkin-Elmer, Inc. (NYSE: PKI) and Varian, Inc. (NASDAQ: VARI). We believe that our zNose(R)product is competitive with these companies' products based on speed and cost.

     Many of our current and potential competitors, including the aforementioned competitors, have larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established companies. Some of our competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing, advertising and promotional campaigns and devote substantially more resources to research and development than we do. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on us.

     We cannot assure you that we will be able to compete successfully against current or future competitors, and competitive pressures faced by us could harm our business, operating results and financial condition. We do not currently represent a significant competitive presence in the homeland security or analytic instrumentation markets.

MANUFACTURING AND RAW MATERIALS

     We design, prototype and manufacture our products at our headquarters. Our manufacturing facilities adhere to ISO9000 manufacturing methods (quality standards developed by the International Organization for Standardization, which have been adopted by many countries around the world). We contract out the manufacturing and assembling of certain components to subcontractors. Our current annual manufacturing capacity is approximately 1,000 zNose(R)units. The principal components to our products are computer chips, circuit boards, transformers and sensory devices. The prices for these components are subject to market forces largely beyond our control, including energy costs, market demand, and freight costs. The prices for these components have varied significantly in the past and may vary significantly in the future. Our principal suppliers of components and raw materials include: Sigma Co. of Bellefonte, Pennsylvania, Ventura Fluid System Technologies of Camarillo, California, Valco Instruments Co., Inc. of Houston, Texas, Inspired Energy, Inc. of Newbury, Florida, and Vicor Corporation of Andover, Massachusetts.

CUSTOMERS

     In 2006, we had approximately 62 customers. Our largest customer in 2006, Beijing R&D Technology Company Ltd. (which is our exclusive distributor in China), purchased 27 of the total 58 zNose(R) units sold by us in 2006, constituting approximately 47% of the zNose(R) units sold in 2006. Our largest customers are (1) Beijing R&D Technology Company Ltd. of China, (2) Arnott Drake S.R.L. and (3) Applied Systems International, Inc.

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

     We have copyrighted our MicroSense Windows software and Xilinx gate array firmware, which controls the operation of the zNose(R) and produces visual images. These images, trademarked as VaporPrint(R) images, make it possible to display vapor analysis data from any vapor analysis system, as unique visual images and facilitate pattern recognition of complex odors and fragrances.

     We currently hold registered trademarks for zNose(R) and VaporPrint(R). We intend to evaluate the possible application for new patents and trademarks as needed to cover current and future applications of our technology and product developments. We intend to undertake all steps necessary to preserve and protect our patents, trademarks and intellectual property generally.

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

GOVERNMENT REGULATION

     Government agencies, in particular, the Department of Defense, are principal customers for our products. As a result, we are required to comply with the Federal Acquisition Regulations, a comprehensive set of regulations governing how vendors do business with the U.S. federal government, to the extent we contract with departments or agencies of the U.S. government, as well as similar regulations to the extent we contract with state or local governments. Sales to or grants from foreign governments or organizations generally have their own regulatory framework, which may or may not be similar to present U.S. standards or requirements.

RESEARCH AND DEVELOPMENT

     Our research and development program consists of developing technologies related to enhancing our electronic nose product and making it more portable. Fees related to research and development include consulting fees, technical fees, and research, development and testing of our zNose(R) product. We spent approximately $600,000 in 2005 and $834,000 in 2006 on research and development activities, none of which was borne directly by customers.

EMPLOYEES

     As of December 31, 2006 we had a total of 20 full-time employees and 1 consultant. In addition to management, we employ sales people, administrative staff, and development and technical personnel. From time to time, we may employ independent consultants or contractors to support our research and development, marketing, sales and support, and administrative organizations. No collective bargaining units represent our employees and Electronic Sensor Technology is not party to any labor contracts.

CAPITALIZATION

     The following table sets forth our capitalization as of December 31, 2006. The figures in the table are derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. All information below excludes any securities issued subsequent to December 31, 2006.

                                December 31, 2006

Long-term debt..............................................$ 2,527,777
Stockholders' deficit:
  Common stock; $0.001 par value; 200,000,000
  Shares authorized; 54,173,745 shares issued
   and outstanding..........................................$     54,174
  Additional paid-in capital................................$  8,516,354
  Accumulated deficit.......................................$(10,499,147)
                                                             -----------
Total Stockholders' deficit.................................$ (1,928,619)
                                                             -----------
Total capitalization....................................... $    599,158
                                                             ===========
ITEM 2.  DESCRIPTION OF PROPERTY.

     We lease approximately 13, square feet of office space and production facilities at 1077 Business Center Circle, Newbury Park, California. Our current lease expires on September 30, 2010. The lease payments are currently $11,430.90 per month, and increase by 3% per annum beginning on October 1, 2007. The facility serves as our headquarters and research and development and manufacturing facility. This property is in good condition and is suitable and adequate for our uses. We do not believe this property is subject to any material competitive conditions. Our management is of the opinion that this property is adequately covered by insurance.

INVESTMENT POLICIES

     We do not invest, nor do we plan to invest in the foreseeable future in real estate, interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. This policy may be changed without a vote of security holders.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not a party to any pending legal proceeding, other than routine litigation that is incidental to our business, and are not aware of any proceeding contemplated by a governmental authority against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON EQUITY

     Our common stock has been quoted on the Over-the-Counter Bulletin Board since February 1, 2005 under the symbol "ESNR.OB". Prior to February 1, 2005 Bluestone Ventures's common stock was quoted on the Over-the-Counter Bulletin Board under the symbol "BLUV.OB". There is currently no broadly followed, established public trading market for our common stock. The quarterly range of high and low Over-the-Counter Bulletin Board quotation information for our common stock for the last two fiscal years is set forth below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                       QUARTERLY COMMON STOCK PRICE RANGES

               QUARTER ENDED                        2006
             -------------------              ----------------
                                               HIGH      LOW
                                              ------    ------
             December 31                      $  .48    $  .21
             September 30                        .40       .20
             June 30                             .29       .17
             March 31                            .41       .19

               QUARTER ENDED                        2005
             -------------------              ----------------
                                               HIGH      LOW
                                              ------    ------
             December 31                      $  .62    $  .27
             September 30                       1.19       .42
             June 30                            2.50      1.07
             February - March 31                2.51      1.90

     Source: Yahoo! Finance.

     There were 52 record holders of our common stock as of March 1, 2007. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

     We have not paid dividends on our common stock since our inception. The decision to pay dividends on common stock is within the discretion of our Board of Directors. It is our current policy to retain any future earnings to finance the operations and growth of our business. Accordingly, we do not anticipate paying any dividends on common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table illustrates, as of December 31, 2006, information relating to all of our equity compensation plans:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                              NUMBER OF SECURITIES
                                          NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE       REMAINING AVAILABLE
                                           ISSUED UPON EXERCISE OF      EXERCISE PRICE OF      FOR FUTURE ISSUANCE
                                             OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,     UNDER THE EQUITY
PLAN CATEGORY                                WARRANTS AND RIGHTS       WARRANTS AND RIGHTS      COMPENSATION PLAN
----------------------------              --------------------------   -------------------    ----------------------
Equity compensation plans
 approved by security holders                                      0                   N/A                         0

Equity compensation plans not
 approved by security holders                              1,191,500                  $.89                 3,808,500(1)

Total                                                      1,191,500                  $.89                 3,808,500

(1) This amount represents the remainder of the 5,000,000 shares of our common stock authorized for issuance under the Electronic Sensor Technology, Inc. 2005 Stock Incentive Plan, less 1,191,500, the number of shares of common stock underlying outstanding options granted pursuant to the Stock Incentive Plan as of December 31, 2006. In addition, subsequent to December 31, 2006, under our Stock Incentive Plan, we issued options to purchase 1,239,700 shares of common stock on January 16, 2007 and options to purchase 418,250 shares of common stock on March 5, 2007. Consequently, as of the date of this annual report, 2,150,550 shares remain available for future issuance under our Stock Incentive Plan.

ELECTRONIC SENSOR TECHNOLOGY, INC. 2005 STOCK INCENTIVE PLAN

     A description of the Electronic Sensor Technology, Inc. 2005 Stock Incentive Plan is set forth in Note 7 to the company's consolidated financial statements under the heading "Options" included in this annual report and is incorporated herein by reference.

RECENT SALES OF UNREGISTERED SECURITIES

     We did not sell any unregistered equity securities or repurchase any of our equity securities during the three months ended December 31, 2006.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

     Electronic Sensor Technology reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At December 31, 2006 no assets were impaired.

     We account for liquidated damages during 2006 and 2005 pursuant to Emerging Issue Task Force ("EITF")05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". In December 2006, FASB issued FASB Staff Position No. EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP 00-19-2"), which superseded EITF 05-04. FSP 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with FASB Statement No.5, "Accounting for Contingencies". The registration statement payment arrangement should be recognized and measured as a separate unit of account from the financial instrument(s) subject to that arrangement. If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, such contingent liability is included in the allocation of proceeds from the related financing instrument. Pursuant to EITF 05-04, View C, the liquidated damages paid in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. FSP00-19-2 did not have an impact on our accounting of the liquidated damages.

     We registered all shares underlying the convertible debentures as well as all shares underlying the warrants related to the convertible debentures on November 21, 2006, and December 21, 2006, respectively.

     We account for embedded conversion features and freestanding warrants pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities, which are measured at the balance sheet date, are recognized as other expense or other income, respectively.

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

     We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. SFAS No. 109, "Accounting for Income Taxes", requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. We determined that a valuation allowance of approximately $2,000,000 relating to net operating loss carryovers was necessary to reduce our deferred tax assets to the amount that will more likely than not be realized. As a result, at December 31, 2006, the company has no net deferred tax assets. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes. In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005

     The following table sets forth certain items included in our Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                         Year Ended
                                                         December 31,                  Variation $     Variation %
                                                --------------------------------         2006 vs         2006 vs
                                                    2006              2005                2005            2005
                                                --------------    --------------     --------------   --------------
In $
REVENUES                                        $    2,180,208    $    2,122,349            57,859              2.7%
COST OF SALES                                        1,085,056         1,302,602          (217,546)           (16.7%)
                                                --------------    --------------    --------------    ---------------
   GROSS PROFIT                                      1,095,152           819,747           275,405             33.6%

OPERATING EXPENSES:
  Research and development                             833,791           260,125           573,666            220.5%
  Selling                                              822,954           653,092           169,862             26.0%
  Compensation                                         655,045           466,421           188,624             40.4%
  General and administrative                         1,200,800         1,522,451          (321,651)           (21.1%)
                                                --------------    --------------    --------------    ---------------
   TOTAL OPERATING EXPENSES                          3,512,590         2,902,089           610,501             21.0%
                                                --------------    --------------    --------------    ---------------
LOSS FROM OPERATIONS                                (2,417,438)       (2,082,342)         (335,096)           (16.1%)

OTHER INCOME AND EXPENSE:
  Other income - derivative liabilities              2,414,605         7,577,929        (5,163,324)           (68.1%)
  Other expense - derivative liabilities                     0        (2,401,358)        2,401,358            100.0%
  Other income                                           2,140                               2,140              NM**
  Gain (loss) on sale of property and equipment         (1,615)            9,287           (10,902)          (117.4%)
  Interest expense                                  (2,809,682)         (324,540)       (2,485,142)          (765.7%)
                                                --------------    --------------    --------------    ---------------
   TOTAL OTHER INCOME (EXPENSE)                       (394,552)        4,861,318        (5,255,870)          (108.1%)
                                                --------------    --------------    --------------    ---------------
NET INCOME LOSS                                 $   (2,811,990)   $    2,778,976        (5,590,966)          (201.2%)
                                                ==============    ==============    --------------    ---------------

**NM = not meaningful.

     The following table sets forth, as a percentage of revenues, certain items included in our Income Statements (see Financial Statements and Notes) for the periods indicated:

                                        Year Ended
                                        December 31,
                                   ----------------------
                                      2006        2005
                                   ----------  ----------
As a % of revenues
REVENUES                                100%        100%
COST OF SALES                            49%         61%
GROSS PROFIT                             51%         39%
OPERATING EXPENSES                      161%        136%
LOSS FROM OPERATIONS                   (110%)       (97%)
OTHER INCOME AND EXPENSE                (18%)       229%
NET INCOME (LOSS)                      (128%)       132%

     Revenues primarily consist of the sale of our zNose products. Revenues in 2006 were better than 2005 due to slightly higher sales volume. Product revenues increased approximately 2.5% over 2005 as a result of a greater number of zNose units shipped, 58 units versus 56 units. Product support sales improved 8% over 2005 primarily due to greater revenues generated from training and technical support.

     Cost of Sales primarily consists of manufacturing costs and licensing fees. Cost of sales as a percentage of revenues improved from 61% in 2005 to 49% in 2006. The improvement was due to sales mix in which lower cost products accounted for a larger percentage of sales in 2006 than in 2005. There were also some additional production efficiencies achieved through refinement of the production process.

     Research and development expenses primarily consist of salaries and related benefits, material and supplies associated with our efforts in developing and enhancing our products. The increase in our research and development expenses during 2006 is primarily attributable to an increase in salaries and related benefits resulting from the hiring of personnel whose time is devoted to the development and enhancement of our products.

     Selling expenses primarily consist of salaries, commissions and related benefits associated with our selling and marketing efforts. The increase in selling expenses during 2006 when compared to 2005 is attributable to an increase in personnel on the marketing staff as well as greater expenditures for advertising, promotion and attendance at trade shows.

     Compensation expenses primarily consist of salaries and related benefits of our general and administrative personnel. The increase in compensation expenses during 2006 when compared to 2005 is primarily attributable to payment of severance to the former President and Chief Executive Officer of the company and an increase in personnel to support the growth of our operations.

     General and administrative expenses for 2006 were 21% less than 2005. The improvement of approximately $322,000 resulted primarily from non-recurring professional fees associated with the company's reverse merger in 2005. The improvement was offset by an increase in personnel to support the company's growth.

     Other income - derivative liabilities primarily consists of the decrease in the fair value of derivative liabilities between balance sheet dates. The decrease in other income-derivative liabilities during 2006 when compared to 2005 is primarily attributable to a decrease in the fair value of our stock between issuance of the derivative contracts and the measurement dates during 2005.

     Other expense - derivative liabilities primarily consists of the recognition of derivative liabilities we issued during 2005. No such derivatives were issued during 2006.

     Interest expense primarily consists of debt discount amortization and interest on certain debt. The increase in interest expense during 2006 when compared to 2005 is primarily attributable to the recognition of debt discount amortization associated with the issuance of convertible debentures in December 2005. In 2005, only one month's debt discount amortization was recognized while twelve (12) months of debt discount amortization was recorded to interest expense in 2006.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents amounted to approximately $1.094 million at December 31, 2006.

     During 2006, we used approximately $2.963 million in our operating activities which is the result of the following:

          o    A net loss of approximately $2.812 million adjusted for:

               o the amortization of debt discount of approximately $2.333 million, amortization of deferred financing costs of approximately $182,000 and a decrease in the fair value of the derivative liabilities of approximately $2.415 million.

          o An increase in inventories of approximately $383,000 for materials required for the production of several new products introduced during the year. A decrease in accounts receivable and accounts payable and accrued expenses of approximately $165,000, and $77,000 respectively, due to better collection efforts and control over expenditures.

     During 2006, we used approximately $162,000 in investing activities mostly for purchase of property and equipment of approximately $129,000.

     During 2006, we did not have any financing activities.

     The company has a revolving line of credit for borrowings up to $500,000 with East West Bank. The line of credit is collateralized with a certificate of deposit in the amount of $250,000. Borrowings under this agreement bear interest at prime. The maturity date of the line of credit is March 31, 2007 and the line of credit is in the process of being renewed with East West Bank.

     During 2005, we used approximately $2.945 million in our operating activities which is the result of the following:

          o    A net income of approximately $2.779 million adjusted for:

               o the recognition of derivative liabilities of approximately $2.401 million resulting from the issuance of such derivative (convertible debentures and warrants) and a decrease in the fair value of the derivative liabilities of approximately $7.578 million.

          o An increase in accounts receivables, inventories, and accounts payable and accrued expenses of approximately $435,000, $459,000, $267,000, respectively, resulting from increased revenues, increased production to meet the increased demand for our products and a general increase in our expenses associated with our growth.

     During 2005, we used approximately $1.001 million in investing activities by purchasing a certificate of deposit of approximately $919,000 to satisfy collateral requirement of our line of credit and by incurring capital expenditures of approximately $127,000.

     During 2005, we generated approximately $8.140 million in financing activities by generating proceeds of approximately $7.000 million and $3.812 million from the issuance of our convertible debentures and our shares of common stock, respectively, offset by the repayment of our line of credit of approximately $1.969 million and by paying financing costs of approximately $593,000.

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

     Our primary capital needs are to fund our growth strategy, which includes expanding our sales and marketing staff for the marketing, advertising and selling of the zNose(R) family of chemical detection products, increasing distribution channels both in the U.S. and foreign countries, introducing new products, improving existing product lines and development of a strong corporate infrastructure. We do not believe that we will have to incur significant capital expenditures in the near future in order to meet our growth strategy goals.

     As of December 31, 2006, our cash balance and working capital were $1,796,223 and $3,215,511, respectively. Our current monthly cash burn rate is approximately less than $200,000 and we do not anticipate any extraordinary cash payments that we will have to make in the near future until the first principal payment of approximately $780,000 is due on the convertible debentures that we issued on December 7, 2005, which such payment is to be made on January 1, 2008. Based on our current monthly cash burn rate, the cash balance in the bank and our sales backlog of approximately $1.750 million; we believe that we will not require any financing until the first half of 2008. Accordingly, we believe that we will be able to continue as a going concern for at least the next twelve months.

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

ITEM 7.  FINANCIAL STATEMENTS.

                              FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheet as of December 31, 2006                           F-2

Consolidated Statements of Operations for the Year Ended
 December 31, 2006                                                           F-3

Consolidated Statement of Changes in Stockholders' Deficit for the
 Period from January 1, 2005 to December 31, 2006                            F-4

Consolidated Statements of Cash Flows for the Year Ended
 December 31, 2006                                                           F-5

Notes to Consolidated Financial Statements                                   F-6

[GRAPHIC OMITTED]                                               805 Third Avenue
                                                                      21st Floor
                                                              New York, NY 10022
                                                               Tel: 212-838-5100
                                                               Fax: 212-838-2676
                                                       e-mail: info@sherbcpa.com
SHERB & CO., LLP                                 Offices in New York and Florida
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Electronic Sensor Technology, Inc.

         We have audited the accompanying balance sheet of Electronic Sensor Technology, Inc. as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, the consolidated financial position of Electronic Sensor Technology, Inc., as of December 31, 2006 and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.


                                                 /s/ Sherb & Co., LLP
                                                     Sherb & Co., LLP
                                         Certified Public Accountants

New York, New York
February 16, 2007

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $    1,094,141
  Certificate of deposit                                              702,082
  Certificate of deposit-restricted                                   250,000
  Accounts receivable, net of allowance for
   doubtful accounts of $24,362                                       300,413
  Prepaid expenses                                                     78,770
  Inventories                                                       1,285,690
                                                               --------------
     TOTAL CURRENT ASSETS                                           3,711,096
                                                               --------------
DEFERRED FINANCING COSTS, net of amortization of $198,845             529,515
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $960,650                                             197,788
SECURITY DEPOSITS                                                      12,817
                                                               --------------
                                                               $    4,451,216
                                                               ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                        $      403,918
  Deferred revenues                                                    91,667
  Derivative liabilities                                            3,356,473
                                                               --------------
     TOTAL CURRENT LIABILITIES                                      3,852,058
                                                               --------------
CONVERTIBLE DEBENTURES, net of unamortized discount
 of $4,472,223                                                      2,527,777
                                                               --------------
     TOTAL LIABILITIES                                              6,379,835
                                                               --------------
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value 50,000,000
   shares authorized, none issued and outstanding                           -
  Common stock, $.001 par value, 200,000,000
   shares authorized, 54,173,745 issued and outstanding                54,174
  Additional paid-in capital                                        8,516,354
  Accumulated deficit                                             (10,499,147)
                                                               --------------
     TOTAL STOCKHOLDERS' DEFICIT                                   (1,928,619)
                                                               --------------
                                                               $    4,451,216
                                                               ==============

                 See notes consolidated to financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended
                                                                     December 31,
                                                          ----------------------------------
                                                               2006               2005
                                                          ---------------    ---------------
REVENUES                                                  $     2,180,208    $     2,122,349
COST OF SALES                                                   1,085,056          1,302,602
                                                          ---------------    ---------------
   GROSS PROFIT                                                 1,095,152            819,747
                                                          ---------------    ---------------
OPERATING EXPENSES:
  Research and development                                        833,791            260,125
  Selling                                                         822,954            653,092
  Compensation                                                    655,045            466,421
  General and administrative                                    1,200,800          1,522,451
                                                          ---------------    ---------------
   TOTAL OPERATING EXPENSES                                     3,512,590          2,902,089
                                                          ---------------    ---------------
LOSS FROM OPERATIONS                                           (2,417,438)        (2,082,342)
                                                          ---------------    ---------------

OTHER INCOME AND EXPENSE:
  Other income - derivative liabilities                         2,414,605          7,577,929
  Other expense - derivative liabilities                                -         (2,401,358)
  Other income                                                      2,140
  Gain (loss) on sale of property and equipment                    (1,615)             9,287
  Interest expense                                             (2,809,682)          (324,540)
                                                          ---------------    ---------------
   TOTAL OTHER INCOME (EXPENSE)                                  (394,552)         4,861,318
                                                          ---------------    ---------------
NET INCOME (LOSS)                                         $    (2,811,990)   $     2,778,976
                                                          ===============    ===============
  Earnings (loss) per share, basic                        $         (0.05)   $          0.05
                                                          ===============    ===============
  Weigthed average number of shares, basic                     54,166,872         53,636,560
                                                          ===============    ===============
  Earnings (loss) per share, diluted                      $         (0.10)   $         (0.04)
                                                          ===============    ===============
  Weighted average number of shares, diluted                   54,166,872         53,636,560
                                                          ===============    ===============

                 See notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                               Common Stock                Preferred Stock       Additional
                                     --------------------------------    -------------------      Paid-In
                                         Shares            Amount         Shares     Amount       Capital
                                     --------------    --------------    --------   --------   --------------
BALANCE - January 1, 2005                81,279,000    $       81,279           -          -   $    4,763,774
  Cancellation of common stock          (54,279,147)          (54,279)          -          -           54,279
  Notes payable converted to
   common stock                           1,272,000             1,272           -          -        1,270,728
  Reverse acquisition                             -                 -           -          -          (89,325)
  Sale of common stock                    3,985,000             3,985           -          -           (3,985)
  Deferred compensation
   contributed to capital                         -                 -           -          -          934,957
  Officers loans converted to
   common stock                           1,198,630             1,199           -          -        1,197,431
  Issuance of shares for
   services                                 130,000               130           -          -           74,820
  Accrued interest converted
   to common stock                          313,262               313           -          -          312,950
  Common stock issued for
   acquisition of EST                    20,200,000            20,200           -          -          (20,200)
  Net income                                      -                 -           -          -                -
                                     --------------    --------------    --------   --------   --------------
BALANCE - December 31, 2005              54,098,745            54,099           -          -        8,495,429
  Issuance of shares for
   services                                  75,000                75           -          -           20,925
  Net (loss)                                      -                 -           -          -                -
                                     --------------    --------------    --------   --------   --------------
BALANCE - December 31, 2006              54,173,745    $       54,174           -   $      -   $    8,516,354
                                     ==============    ==============    ========   ========   ==============
                                                            Total
                                       Accumulated      Stockholders'
                                         Deficit           Deficit
                                      --------------    --------------
BALANCE - January 1, 2005             $  (10,466,133)   $   (5,621,080)
  Cancellation of common stock                     -                 -
  Notes payable converted to
   common stock                                    -         1,272,000
  Reverse acquisition                              -           (89,325)
  Sale of common stock                             -
  Deferred compensation
   contributed to capital                          -           934,957
  Officers loans converted to
   common stock                                    -         1,198,630
  Issuance of shares for
   services                                        -            74,950
  Accrued interest converted
   to common stock                                 -           313,263
  Common stock issued for
   acquisition of EST                              -                 -
  Net income                               2,778,976         2,778,976
                                      --------------    --------------
BALANCE - December 31, 2005               (7,687,157)          862,371
  Issuance of shares for
   services                                        -            21,000
  Net (loss)                              (2,811,990)       (2,811,990)
                                      --------------    --------------
BALANCE - December 31, 2006           $  (10,499,147)   $   (1,928,619)
                                      ==============    ==============

                 See notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Year Ended
                                                                                                 December 31,
                                                                                        -----------------------------
                                                                                             2006            2005
                                                                                        --------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                     $   (2,811,990)   $ 2,778,976
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in)operating activities:
    Depreciation and amortization                                                               43,756         21,300
    Increase in reserve for obsolescence                                                        36,483              -
    Issuance of shares for services                                                             21,000         74,950
    Recognition of derivative liabilities                                                                   2,401,358
    Amortization of debt discount                                                            2,333,333        194,444
    Amortization of deferred financing costs                                                   181,547         17,297
    Decrease in fair value of derivative liability                                          (2,414,606)    (7,577,929)
  Changes in assets and liabilities:
    Accounts receivable                                                                        165,363       (435,089)
    Inventories                                                                               (382,551)      (458,974)
    Prepaid expenses                                                                            (8,834)       (55,679)
    Security deposits                                                                                -            140
    Accounts payable and accrued expenses                                                      (76,881)       266,578
    Deferred revenues                                                                          (50,000)       (50,000)
    Due to related party                                                                             -        (60,000)
    Interest payable                                                                                 -        (26,961)
    Other current liabilities                                                                        -        (35,665)
                                                                                           -----------    -----------
  Net cash provided by (used in) operating activities                                       (2,963,380)    (2,945,254)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in restricted certificate of deposit                                   (33,404)      (918,678)
    Proceeds from sale of property and equipment                                                     -         43,933
    Purchase of property and equipment                                                        (128,997)      (126,582)
                                                                                           -----------    -----------
  Net cash provided by (used in) investing activities                                         (162,401)    (1,001,327)
                                                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in line of credit                                                            -     (1,969,137)
    Repayment of partners' loans payable                                                             -       (110,000)
    Proceeds from issuance of common stock                                                           -      3,811,708
    Proceeds from convertible debentures                                                             -      7,000,000
    Payment of deferred financing costs                                                              -       (592,500)
                                                                                           -----------    -----------
  Net cash provided by financing activities                                                          -      8,140,071
                                                                                           -----------    -----------
NET INCREASE (DECREASE) IN CASH                                                             (3,125,780)     4,193,491
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               4,219,921         26,430
                                                                                           -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                   $ 1,094,141    $ 4,219,921
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                                               $   578,280    $   102,928
                                                                                           ===========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Notes payable, loans payable and accrued expenses converted into
   common stock and additional paid-in capital                                             $         -    $ 3,718,849
                                                                                           ===========    ===========
  Fair value of derivative liability recorded as debt discount on convertible              $         -    $ 7,000,000
   debentures                                                                              ===========    ===========
  Fair value of derivative liability recorded as deferred financing costs                  $         -    $ 7,000,000
                                                                                           ===========    ===========

                 See notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                          Notes to Financial Statements
                                December 31, 2006

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

     For accounting purposes, the transaction was treated as a recapitalization of Electronic Sensor Technology and accounted for as a reverse acquisition. Prior to the merger, Bluestone was a non-operating public shell and Electronic Sensor Technology was a privately-held operating limited partnership. Accordingly, the accompanying financial statements include the accounts of Electronic Sensor Technology, L.P., for the period from January 1, 2005 to December 31, 2006 and the accounts of Bluestone from February 1, 2005 to December 31, 2006.

     CASH AND CASH EQUIVALENTS

     The Company considers highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. The Company had cash and cash equivalents amounting to $1,094,141 at December 31, 2006.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The allowance for doubtful accounts is based on the Company's assessment of the collectibility of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Company's historical experience, the Company's estimates of the recoverability of amounts due it could be adversely affected. The Company regularly reviews the adequacy of the Company's allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer's overall business condition. The allowance for doubtful accounts reflects the Company's best estimate as of the reporting dates. Changes may occur in the future, which may require the Company to reassess the collectibility of amounts and at which time the Company may need to provide additional allowances in excess of that currently provided.

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

     CONCENTRATION OF CREDIT RISKS

     The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with financial institutions, which at times exceeds the insured limit of approximately $100,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company's accounts receivables are due from distributors in all other countries in which it markets its products. The Company does not require collateral to secure its accounts receivables. The Company's largest customer accounted for 91% of its net accounts receivable at December 31, 2006. No other customers accounted for more than 5% of its net accounts receivables.

     PRODUCT CONCENTRATION RISK

     Substantially all of the Company's revenues derive from the sale of electronic devices used for vapor analysis.

     CUSTOMER CONCENTRATION RISK

     One of the Company's customers accounted for 42% of its revenues during 2006. This same customer accounted for 29% of the Company's revenues in 2005. No other customers accounted for more than 10% of its revenues.

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

     Property and equipment consist of the following as of December 31, 2006:

          Machinery and equipment          $   852,255
          Leasehold improvements                39,500
          Office furniture and equipment       266,683
                                           -----------
                                             1,158,438
          Accumulated depreciation            (960,650)
                                           -----------
                                           $   197,788
                                           ===========

     Depreciation expense amounted to approximately $43,800 and $21,300 during 2006 and 2005, respectively.

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

     BASIC AND DILUTED EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants embedded conversion features (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 54,190,546 and 45,612,115 at December 31, 2006 and 2005, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at December 31, 2006 and 2005, respectively, are excluded from the loss per share computation for that period due to their antidilutive effect. The Company adjusted the numerator for any changes in income or loss that would result if the contract had been reported as an equity instrument for accounting purposes during the period. However, the Company did not adjust the numerator for interest charges during the period on the convertible debentures because it would have been anti-dilutive.

     The following sets forth the computation of basic and diluted earnings per share for the year ended December 31:

                                                                             2006            2005
                                                                         ------------    ------------
Numerator:
  Net (loss) income                                                      $ (2,811,990)   $  2,778,976
Net other income (expense) associated with derivative contracts            (2,414,605)     (5,176,571)
                                                                         ------------    ------------
Net loss for diluted earnings per share purposes                         $ (5,226,595)   $ (2,397,595)
                                                                         ============    ============
Denominator:
  Denominator for basic earnings per share - Weighted average shares
   outstanding                                                             54,166,872      53,636,560
  Effect of dilutive warrants, embedded conversion features and
   liquidated damages                                                               -               -
                                                                         ------------    ------------
  Denominator for diluted earnings per share - Weighted average shares     54,166,872      53,636,560
   outstanding                                                           ============    ============

                                                2006            2005
                                            ------------    ------------
Basic earnings (loss) per share             $      (0.05)   $       0.05
                                            ============    ============
Diluted earnings (loss) per share           $      (0.10)   $      (0.04)
                                            ============    ============

     STOCK-BASED COMPENSATION

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

     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2006 consist primarily of vendor payables.

     DEFERRED REVENUES

     Deferred revenues at December 31, 2006 amounted to $91,667. The deferred revenues consist of a one-time licensing fee received by the Company during 2004 and is recognized over the term of the agreement which is five years. The Company recognized revenues of $50,000 and $50,000 pursuant to this agreement during 2006 and 2005, respectively.

     DERIVATIVE LIABILITIES

     The Company accounted for its liquidated damages during 2006 and 2005 pursuant to Emerging Issue Task Force ("EITF") 05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". In December 2006, FASB issued FASB Staff Position No. EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP 00-19-2"), which superseded EITF 05-04. FSP 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with FASB Statement No.5, "Accounting for Contingencies". The registration statement payment arrangement should be recognized and measured as a separate unit of account from the financial instrument(s) subject to that arrangement. If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, such contingent liability is included in the allocation of proceeds from the related financing instrument. Pursuant to EITF 05-04, View C, the liquidated damages paid in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. FSP00-19-2 did not have an impact on the Company's accounting of the liquidated damages.

     The Company registered all shares underlying the convertible debentures as well as all shares underlying the warrants related to the convertible debentures on November 21, 2006, and December 21, 2006, respectively.

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

     LONG-LIVED ASSETS

     The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At December 31, 2006 no assets were impaired.

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

     In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

     On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48"), entitled, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109". Concurrently, FASB issued a FASB staff position (FSP) relating to income taxes, (FSP) No. FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction." FASB's summary of FIN 48 notes that differences between tax positions recognized in the financial statements and tax positions taken in the tax return (referred to commonly as "book" vs. "tax") will generally result in: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability, or (c) both of the above. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. Further, if a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Additionally, FIN 48 establishes guidance for "derecognition" of previously recognized deferred tax items, and sets forth disclosure requirements. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48, once adopted, will have a significant impact on its financial position, operating results, or cash flows.

(2)  Inventory

     Inventory at December 31, 2006 consist of the following:

          Finished goods             $   403,701
          Work-in-process                494,451
          Raw materials                  424,020
          Reserve for obsolescence       (36,482)
                                     -----------
                                     $ 1,285,690
                                     ===========

     Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes down inventory during the period in which such products are no longer marketable in any of their markets due to governmental regulations as well as inventory which matures within the next three months of the measurement date.

(3)  Convertible debentures

     During December 2005, we issued in a private offering, $7,000,000 aggregate principal amount of convertible debentures due December 7, 2009. The convertible debentures are convertible at any time on or prior to the maturity date at the option of the debenture holder at a conversion price of $0.4544, which was subsequently reduced to $0.4000 as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the convertible debentures (see Note 5), and can be redeemed at the lesser of $0.4000 or 90% of the average of the volume weighted average price for the 20 consecutive trading days immediately prior to the conversion date. The Company received $7,000,000 in cash as consideration. The convertible debentures bear interest at 8%, payable in cash or stock, at the Company's option, and are required to be redeemed in 9 equal quarterly payments commencing January 1, 2008, in cash or stock, at the Company's option. If the Company chooses to pay interest on or redeem the debentures in shares of the Company's common stock, rather than in cash, the conversion rate for such stock payment is the lesser of $0.4544, which was subsequently reduced to $0.4000 as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the convertible debentures (see Note 5), or 90% of the average of the volume weighted average price for the 20 consecutive trading days immediately prior to the interest payment or redemption date, as applicable.

     In connection with the issuance of the convertible debentures, the Company issued five-year warrants to purchase 12,130,314 shares of common stock at an exercise price of $0.4761 per share, which was subsequently reduced to $0.4300 per share as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the warrants (see Note 5). Furthermore, the Company granted liquidated damages pursuant to a registration rights agreement.

     The convertible debentures and related agreements provide, among other things, for:

          a. Liquidated damages amounting to 2% per month of the outstanding principal amount, payable in cash or stock, to the debenture holders in the event that a registration statement covering the shares underlying the convertible debentures is not declared effective within 150 days of the date the debentures were issued (which was subsequently extended to February 28, 2007 as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the convertible debentures and warrants - see
               Note 5). The registration statement covering the shares underlying the convertible debentures was declared effective on November 21, 2006;

          b. Default interest rate of 18% and a default premium of 30% of the principal amount of the debentures, payable in cash or stock. Events of default include, among other things, if a payment, whether cash or stock is not paid on time and cured within three days, if the Company's common stock is not quoted for trading for at least five trading days, if a registration is not effective within 180 days after December 7, 2005 (which was subsequently extended to February 28, 2007 as per a Forbearance and Amendment Agreement, dated September 7, 2006 with the holders of the convertible debentures and warrants (see Note 5) - the registration statements covering the shares underlying the convertible debentures and warrants were declared effective on November 21 and December 21, 2006, respectively). The default interest rate and the default premium may be converted in shares of common stock at the same prevailing rate as the remaining principal amount of the convertible debentures;

          c. A reset feature of the conversion price in the event of a subsequent equity or convertible financing with an effective price lower than the debenture conversion price, whereby the aforementioned variable conversion price of the convertible debentures is adjusted to the new lower effective price of the subsequent equity or convertible financing; and

          d. The warrants require that the Company reimburse any holder of a warrant in respect of any trading loss resulting from the failure of the Company to timely deliver shares issued pursuant to the exercise of warrants. This compensation may be paid in shares of common stock or cash. The exercise price of the warrants, which is $0.4761 per share at the date of the agreement (and was subsequently reduced to $0.4300 per share as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the warrants - see Note 5), may be further reduced if the registration statement we are required to file at the request of the warrant holders with respect to the common stock underlying the warrants is not declared effective within six months of the date of issuance of the warrants (which was subsequently extended to February 28, 2007 as per a Forbearance and Amendment Agreement, dated September 7, 2006 with the holders of the warrants - see Note 5). The registration statement covering the shares underlying the warrants was declared effective on December 21, 2006.

     In connection with the issuance of the convertible debentures, we issued 485,213 warrants to a company in partial consideration for financial advisory services, as well as paid $490,000 to this company. The warrants have the same terms as those granted to the debenture holders. The fair value of the warrants at the date of issuance amounted to approximately $136,000. We also incurred approximately $102,500 in additional professional fees relating to the issuance of the convertible debentures and warrants. The payments of professional fees and the fair value of the warrants, aggregating approximately $729,000 have been recorded as deferred financing costs. The deferred financing costs are amortized over the term of the convertible debentures. The amortization of deferred financing costs approximated $181,500 for the year ending December 31, 2006.

     See Note 4 - Derivative Liabilities for further information on the accounting and measurement of the derivative liabilities associated with the issuance of the convertible debentures and related agreements.

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

     The fair value of the warrants issued in connection with the February 2005 transaction at the date of issuance of the warrants and the granting of registration rights and at December 31, 2006 is as follows:

                                   At issuance       At December 31, 2006
                               ------------------    --------------------
     Freestanding warrants     $        6,017,350    $                  0

     The Company used the following assumptions, using the Black Scholes Model to measure the identified derivatives as follows:

     Freestanding warrants

                                  At issuance       At December 31, 2006
                                ---------------     --------------------
     Market price:                        $2.40                    $0.24
     Exercise price:                      $1.00                    $1.00
     Term:                              3 years               1.33 years
     Volatility:                            39%                      39%
     Risk-free interest rate:             2.78%                    4.74%
     Number of warrants:              3,985,000                3,985,000

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

     Conversion Rate: The convertible debentures are convertible at a variable conversion price, which is the lesser of $0.4544, which was subsequently reduced to $0.4000 as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the convertible debentures (see Note
     5), or 90% of the average of the volume weighted average price for the 20 consecutive trading days immediately prior to the conversion date. The convertible debentures are convertible at any time on or prior to the maturity date at the option of the debenture holder. The implied conversion embedded feature amounts to a conversion discount of 10% to market.

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

     In connection with the issuance of the convertible debentures, the Company granted liquidated damages pursuant to a registration rights agreement. The liquidated damages results in the event that a registration statement covering the shares underlying the convertible debentures is not declared effective within 150 days of the date the debentures were issued (which was subsequently extended to February 28, 2007 as per a Forbearance and Amendment Agreement, dated September 7, 2006 with the holders of the convertible debentures - see Note 5). The registration statement covering the shares underlying the convertible debentures was declared effective on November 21, 2006.

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

     The fair value of the derivative liabilities at the date of issuance of the convertible debentures and at December 31, 2006 are as follows:

                                      At Issuance   At December 31, 2006
                                     ------------   --------------------
     Freestanding warrants           $  3,532,348   $            504,621
     Embedded conversion features       3,463,542              2,851,852
     Liquidated damages                   192,500                      0
     Other outstanding warrants           143,268                      0

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

     The Company used the following assumptions to measure the identified derivatives, using the Lattice valuation model, as follows:

     Embedded conversion features

                                       At issuance       At December 31, 2006
                                     ---------------     --------------------
     Market price:                   $        0.4880     $               0.24
     Conversion price:               $        0.4544     $               0.22
     Term:                                   4 years               2.92 years
     Volatility:                                 39%                      39%
     Risk-free interest rate:                  4.39%                    4.74%

     Freestanding warrants

     The derivative liability amounts to the fair value of the warrants issuable upon exercise. We computed the fair value of this embedded derivative using the Black Scholes valuation model with the following assumptions:

                                       At issuance       At December 31, 2006
                                     ---------------     --------------------
     Market price:                   $         0.488     $               0.24
     Exercise price:                 $        0.4761     $               0.43
     Term:                                   5 years               3.92 years
     Volatility:                                 39%                      39%
     Risk-free interest rate:                  4.39%                    4.74%

     Liquidated damages

     The liquidated damages, payable in cash, are valued using the weighting probabilities and likely scenarios to estimate the amount of liquidated damages and were valued at approximately $192,500 and $0 at the date of the grant of the registration rights and at December 31, 2006, respectively.

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

     The decrease in fair value of the derivative liabilities between measurement dates, which are the date of issuance of the various debt and equity instruments and the balance sheet date, which is December 31, amounted to approximately $2.4 million and $5.2 million, and have been recorded as other income in 2006 and 2005, respectively.

(5)  FORBEARANCE AND AMENDMENT AGREEMENT

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

     Pursuant to the Forbearance and Amendment Agreement, the holders agreed, among other things, to abstain from exercising the aforementioned rights and remedies arising out of the existing defaults under the debentures and warrants unless we were unable to register the shares underlying the convertible debentures and the warrants by February 28, 2007. In exchange for such forbearance, the Company agreed to reduce the conversion price of the debentures issued on December 7, 2005 from $0.4544 per share to $0.4000 per share and to reduce the exercise price of the warrants issued to the holders of the convertible debentures on such date from $0.4761 per share to $0.4300 per share. The registration statements covering the shares underlying the convertible debentures and warrants were declared effective on November 21 and December 21, 2006, respectively.

     The Forbearance and Amendment Agreement provides for revised probabilities and likely outcomes that the Company will use in its valuation of the embedded conversion features, the freestanding warrants and the liquidated damages associated with the issuance of the convertible debentures, as required by SFAS 133, paragraph 17. Such valuation is performed at each balance sheet date.

(6)  LINE OF CREDIT

     The Company has a revolving line of credit agreement for borrowings up to $500,000. Borrowings under this agreement bear interest at prime and are collateralized with a certificate of deposit in the amount of $250,000. No amounts were due under this line of credit at December 31, 2006.

(7)  STOCKHOLDERS' DEFICIT

     COMMON STOCK

     Shares issued pursuant to services

     During January 2006, the Company issued 75,000 shares of common stock to its former chief executive officer for services rendered. The fair value of such shares amounted to approximately $21,000 based on the quoted price of the Company's shares at the date of issuance.

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

     All options outstanding at December 31, 2006 were fully-vested at January 1, 2006, with the exception of 500,000 options held by our former Chief Executive Officer, Matthew Collier, and 250,000 (of which 125,000 options became vested during 2006) options held by the Chairman of our Board of Directors, James Frey. Upon the termination of our Chief Executive Officer in January 2006, 200,000 of his options vested and the remainder of his 500,000 options were cancelled. The 200,000 vested options were subsequently cancelled, without being exercised, in April 2006. Accordingly, no expense associated with the outstanding options was recorded during the year ending December 31, 2006.

(8)  COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company rents office space and production facilities in Newbury Park, California. The lease expired in September 2006 and was extended through September 2010. The rental expense associated with this lease was approximately $196,800 and $163,500 in 2006 and 2005, respectively. As of December 31, 2006, the total future minimum rental payments on this lease is approximately $542,900 (if stated by year, the minimum rental payments are: 2007 - $138,200, 2008 - 142,300, 2009 - 146,600, and 2010 - 115,800).

(9)  RETIREMENT SAVINGS PLAN

     The Company sponsors a safe harbor 401(k) retirement savings plan (the plan) which covers most of its full-time employees. The Company contributes 3% of compensation for each payroll period to all eligible employees. Eligible employees may also elect to contribute a percentage of their compensation to the Plan. During 2006 and 2005, the Company contributed approximately $40,500 and $27,000, respectively, to the Plan.

(10) INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of December 31, 2006, are as follows:

         Deferred tax assets:
         Net operating loss carryforward                     $   2,000,000
         Less valuation allowance                               (2,000,000)
                                                             -------------
         Total net deferred tax assets:                      $           -
                                                             =============

     The Company's net operating losses totaled approximately $5.1 million at December 31, 2006, and will expire in 2026.

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $ 2,000,000 at December 31, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during 2006 and 2005 was a decrease of approximately $1.100,000 and $900,000 respectively.

     The federal statutory tax rate reconciled to the effective tax rate during 2005 and 2004, respectively, is as follows:

                                                      2006         2005
                                                    ---------    --------
        Tax at U.S. Statutory Rate:                      35.0%       35.0%

                                                      2006         2005
                                                    ---------    --------
        State tax rate, net of federal benefits           5.7         5.7
        Change in valuation allowance                   (40.7)      (40.7)
                                                    ---------    --------
Effective tax rate                                        0.0%        0.0%
                                                    =========    ========

(11) SUBSEQUENT EVENTS

     On January 16, 2007, the Company granted stock options to its Board of Directors, employees and a consultant to the company. The number of stock options granted was 1,239,700 of which 340,000 were fully vested. The exercise price per option is $0.24, which was the quoted share price of the Company's common shares at the date of issuance. All of the stock options will be vested, at variable dates, within the next five years.

     On March 5, 2007, the Company additionally granted stock options to certain long time employees. The number of stock options granted was 418,250 and all stock options were vested as of the grant date. The exercise price per option is $0.19, which was the quoted share price of the Company's common shares at the date of issuance.

     On March 8, 2007, Dr. Edward Staples, Chief Scientific Officer and director, resigned from the Company. In connection and concurrently with the resignation, Dr. Staples will receive severance payment equaling nine
     (9) months' salary (to be paid in eighteen (18) equal bi-weekly installments) and reimbursement of major medical insurance premiums paid by Dr. Staples for twelve (12) months.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

     We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no changes in the company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

TEONG C. LIM

     Teong C. Lim, age 67, currently serves as interim President and Chief Executive Officer and a director of Electronic Sensor Technology. Dr. Lim has served as a director of Electronic Sensor Technology since January 31, 2005 and served as Vice President of Corporate Development from February 1, 2005 through January 25, 2006. Dr. Lim was the Director of Corporate Development of Electronic Sensor Technology, L.P. from March 1995 through August 2000 and was the Manager of Corporate Development of Electronic Sensor Technology, L.P. from August 2000 through February 2005. Dr. Lim has been the President of Amerasia Technology, Inc., a subsidiary of Electronic Sensor Technology, since 1984. Since 1997, Dr. Lim has been a director of Crystal Clear Technology, Sdn. Bhd., a privately-owned Malaysian company that manufactures and markets a high-contrast liquid crystal display (LCD) product line. Dr. Lim received a Ph.D. in Electrical Engineering from McGill University in 1968 and an M.B.A. from Pepperdine University in 1982. Dr. Lim does not serve as a director of any other publicly reporting company.

PHILIP YEE

     Philip Yee, age 57, currently serves as Secretary, Treasurer and Chief Financial Officer of Electronic Sensor Technology. Mr. Yee has served as Secretary, Treasurer and Chief Financial Officer of Electronic Sensor Technology since November 1, 2006. From April 2006 through November 1, 2006, Mr. Yee served as Controller of Electronic Sensor Technology. From February 2005 through April 2006, Mr. Yee was Corporate Controller of Sleepwell Laboratories, Inc., a regional healthcare provider, and its related companies. From 2001 through February 2005, Mr. Yee was Corporate Controller of BLT Enterprises, Inc., a regional recycling company and real estate developer, and its related companies. Mr. Yee received a B.A. and an M.B.A. from the University of Michigan.

GARY WATSON

     Gary Watson, age 57, currently serves as Vice President of Engineering and interim Chief Scientist of Electronic Sensor Technology. Mr. Watson has served as Vice President of Engineering since September 8, 2005. Mr. Watson is the co-inventor of the zNose(R). Mr. Watson has over twenty years experience in gas chromatography. Mr. Watson joined Amerasia Technology in 1988 and directed Amerasia Technology's research in adapting gas chromatographic techniques with surface acoustic wave (SAW) detectors. He received his B.S. degree from the University of Southern California in 1972.

JAMES H. FREY

     James H. Frey, age 69, currently serves as Chairman of the Board of Directors of Electronic Sensor Technology. Mr. Frey has served as Chairman since February 21, 2005. From June 1999 to March 2003, Mr. Frey served as Chief Executive Officer of TASC Inc., a subsidiary of Litton/Northrup Grumman. He also served as the Vice President of Information Technology at Litton from March 2001 to March 2002. Mr. Frey is currently a director of SSG Precision Optronics, a privately-held optical component manufacturing company. Mr. Frey received a B.S. in Electrical Engineering from Duke University in 1960. Mr. Frey does not serve as a director of any other publicly reporting company.

MIKE KRISHNAN

     Mike Krishnan, age 67, currently serves as a director of Electronic Sensor Technology. Mr. Krishnan has served as a director of Electronic Sensor Technology since February 21, 2005. Mr. Krishnan serves on our audit committee and compensation committee. Mr. Krishnan has been President of L&G Resources
(1994) Inc. since August 2003. He has served as Managing Director of Land & General Berhad since September 2001. Land & General Berhad is an investment holding company with subsidiaries engaging in property development, property management and education services in Malaysia and Australia. Mr. Krishnan also served as the executive director of Antah Holdings Berhad from April 1990 to October 2000. Mr. Krishnan received an A.M.P from Harvard Business School in 1987. Mr. Krishnan does not serve as a director of any other publicly reporting company in the United States. Mr. Krishnan is a director of Land & General Berhad, which is listed on the Kuala Lumpur Stock Exchange.

FRANCIS H. CHANG

     Francis H. Chang, age 72, currently serves as a director of Electronic Sensor Technology. Mr. Chang has served as a director of Electronic Sensor Technology since January 31, 2005 and served as Secretary and Vice President of Finance and Administration from February 1, 2005 through November 1, 2006. Mr. Chang serves on our audit committee and compensation committee. Mr. Chang was the Vice President of Finance and Operations of Electronic Sensor Technology, L.P. from March 1995 through February 2005. Mr. Chang received a B.A. in Economics from National Taiwan University in Taiwan in 1956 and an M.B.A. from Pepperdine University in 1978. Mr. Chang does not serve as a director of any other publicly reporting company.

JAMES WILBURN

     James Wilburn, age 74, currently serves as a director of Electronic Sensor Technology. Dr. Wilburn has served as a director of Electronic Sensor Technology since September 8, 2005. Dr. Wilburn serves as the chairman of both our audit committee and compensation committee. Dr. Wilburn has served as dean of Pepperdine University's School of Public Policy since September 1996. Dr. Wilburn has also served Pepperdine as Vice President of University Affairs, and as provost and Chief Operating Officer. He is also a member of the European Parliament Industrial Council. Dr. Wilburn has served as a director of several companies in the United States and Europe, including Signet Scientific, George Fisher (Switzerland), The Olsen Company, Flowline, Brentwood Square Savings Bank and First Fidelity Thrift and Loan. Dr. Wilburn received his Ph.D. in economic history from the University of California at Los Angeles, a masters degree from Midwestern State University and an MBA from Pepperdine's Presidential/Key Executive program. He received his bachelors degree from Abilene Christian University. Dr. Wilburn currently serves as a director of Virco Manufacturing, which is a publicly reporting company.

MICHEL A. AMSALEM

     Michel A. Amsalem, age 59, currently serves as a director of Electronic Sensor Technology. Mr. Amsalem has served as a director of Electronic Sensor Technology since September 7, 2006. Mr. Amsalem is the founder and, since July 2001, President of Midsummer Capital, the investment manager of the Midsummer Group of Funds, as well as a director of Midsummer Investment Ltd. Prior to his involvement with hedge funds and the creation of Midsummer Capital, Mr. Amsalem, from May 1999 through June 2001, was a Principal and Managing Partner of Omicron Capital, an investment advisor to a group of funds with a strategy similar to that of Midsummer. Mr. Amsalem was also founder and head of the Structured Finance Department of Citibank, and of similar activities for Banque Indosuez' Investment Bank for Latin America and Eastern Europe and Patricof & Co. Mr. Amsalem holds a Doctoral degree in Business Administration from Harvard University, an MBA from Columbia University and is a graduate of Ecole des Hautes Etudes Commerciales in France. He is a professor of Business and Investment

Strategy at Columbia University Graduate School of Business. Mr.
Amsalem currently serves as a director of Hartville Group, Inc., which is a publicly reporting company.

LEWIS E. LARSON

     Lewis E. Larson, age 60, currently serves as a director of Electronic Sensor Technology. Mr. Larson has served as a director of Electronic Sensor Technology since September 7, 2006. Mr. Larson is the founder and President of The Lion Group which has provided consulting and system engineering services to the Federal Government and supporting industries since 1994. He has 15 years of Federal service with the National Security Agency (NSA) and the Central Intelligence Agency (CIA). Mr. Larson holds professional certifications from NSA and the Department of Defense in Collection Management; Traffic Analysis and Special Research; Education and Training; and Arabic language. After leaving the Federal Government as a senior executive in 1984, Mr. Larson co-founded Analytical Decisions Inc. which was acquired by the Ball Corporation. Mr. Larson received his BSEE from the University of Minnesota and has conducted post-graduate studies at the University of Maryland; New Mexico; California; Georgetown; Naval Post Graduate School; and John Hopkins. He also completed the Senior Executive Education business program at Stanford University and also the John F. Kennedy School of Government at Harvard University. Mr. Larson currently serves as a director of Digital Media Broadcasting Corporation, Global Wireless Networks, Fortress Technologies and Universal Scientific Technologies Ltd in England.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires that the company's officers, directors and persons who beneficially own more than ten percent (10%) of the company's outstanding common stock, file reports of ownership and changes in ownership with the Security Exchange Commission. Such persons are required by the Securities and Exchange Commission to furnish the company with copies of all Section 16(a) reports they file. To the best of our knowledge, based solely on review of copies of such reports, including Forms 3, 4 and 5 and amendments thereto, we believe each of our directors, officers and persons who beneficially own more than ten percent (10%) of our outstanding common stock have complied with all filing requirements applicable to such persons.

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

NOMINATING COMMITTEE

     There have been no material changes to the procedures by which security holders may recommend nominees to the company's Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

     Our board of directors has determined that we have one audit committee financial expert serving on our audit committee. Our audit committee financial expert is Francis Chang. Although there are no standards applicable to us regarding the independence of our audit committee members, Mr. Chang would not be considered independent using the standards contained in the NASDAQ Marketplace Rules, as described further below under "Item 12. Certain Relationships and Related Transactions, and Director Independence."

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

     The table below outlines the total compensation of the named executive officers of Electronic Sensor Technology for the fiscal years ended December 31, 2005 and December 31, 2006.

                         SUMMARY COMPENSATION TABLE (1)

            NAME AND                                                    STOCK      OPTION         ALL OTHER
           PRINCIPAL                            SALARY      BONUS       AWARDS     AWARDS       COMPENSATION      TOTAL
            POSITION                 YEAR       ($)(2)       ($)        ($)(3)     ($)(3)          ($) (4)         ($)
  --------------------------------  ---------   ---------   ---------   --------   -----------   --------------   -------
Teong C. Lim,                       2005        111,316           _          _            (6)        3,340(7)     114,656
President and Chief Executive       2006        165,229           _          _             _         4,957(7)     170,186
Officer (January 26,
2006-present)

Former Vice President of
Corporate Development
(February 1, 2005-January 25, 2006)
Director (5)

Matthew Collier,                    2005        135,384           _          _            (9)             _       135,384
Former President and Chief          2006         37,796      18,334     21,000(8)          _      113,482(10)     190,612
Executive Officer (May 26,
2005-January 25, 2006)

Francis H. Chang,                   2005        123,888           _          _           (11)        3,717(7)     127,605
Former Secretary & Vice             2006        130,070           _          _             _       18,669(12)     148,739
President of Finance (February
1, 2005- November 1, 2006)
Director (5)

            NAME AND                                                    STOCK      OPTION         ALL OTHER
           PRINCIPAL                            SALARY      BONUS       AWARDS     AWARDS       COMPENSATION      TOTAL
            POSITION                 YEAR       ($)(2)       ($)        ($)(3)     ($)(3)          ($) (4)         ($)
  --------------------------------  ---------   ---------   ---------   --------   -----------   --------------   -------
Edward J. Staples,                  2005        132,411           _          _           (13)        3,972(7)     136,383
Former President and Chief          2006        206,360           _          _             _         6,190(7)     212,550
Executive Officer (February 1,
2005 -May 26, 2005) Former
Chief Scientific Officer
(May 26, 2005-March 8, 2007)
Former Director (February 1,
2005-March 8, 2007) (5)

Gary Watson,                        2005        120,898           _          _           (14)        3,627(7)     124,525
Vice President of Engineering       2006        145,172           _          _             _         4,355(7)     149,527
(May 26, 2005-present)

Philip Yee,                         2005              _           _          _             _               _            _
Secretary, Treasurer and Chief      2006         64,750           _          _             _               _       64,750
Financial Officer (November 1,
2006-present)

(1) The columns entitled "Non-Equity Incentive Plan Compensation" and "Nonqualified Deferred Compensation Earnings" have been omitted from the Summary Compensation Table because there has been no compensation awarded to, earned by, or paid to any of the named executive officers required to be reported in such columns.

(2) Amounts represent all pre-tax salaries and include any amounts earned but deferred under the company's 401(k) plan.

(3) The manner in which the company values stock and option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" included in this annual report. We did not grant any option awards to the named executive officers during our 2006 fiscal year.

(4) All named executive officers are covered by the company's health insurance plan, which does not discriminate in scope, terms or operation, in favor of named executive officers or directors and is generally available to all salaried employees. As a result, the information regarding health insurance premiums paid to the named executive officers has been omitted from the Summary Compensation Table, except as noted in footnote 12 below.

(5) Teong Lim, Francis Chang and Edward Staples did not receive any compensation for their services as directors of the company in 2006.

(6) Teong Lim was granted an option to purchase 80,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.00 per limited partnership interest on December 31, 2003. Such option was terminated in connection with the merger whereby Electronic Sensor Technology, L.P. became an indirect subsidiary of Electronic Sensor Technology, Inc. and was replaced with an option to purchase 80,000 shares of common stock of Electronic Sensor Technology, Inc. at $1.00 per share. Such option was accounted for at the time of the original grant of Electronic Sensor Technology, L.P. options and no dollar amount was recognized in connection therewith for financial statement reporting purposes with respect to the 2005 fiscal year.

(7) Amounts represent 401(k) contributions by the company, as described under the heading "401(k) Plan" below.

(8) On January 25, 2006, Mr. Collier was granted 75,000 shares of restricted common stock. The 75,000 shares were all fully vested on the date of the grant, but are restricted by a right of first refusal on the part of Electronic Sensor Technology in the event that Mr. Collier decides to sell such shares. Aside from the right of first refusal on our part, the shares of restricted common stock carry the same rights and privileges as our unrestricted shares of common stock, including the right to receive dividends, if any.

(9) On September 8, 2005, the Board of Directors approved the granting of an option under our 2005 Stock Incentive Plan to Mr. Collier to acquire 500,000 shares common stock at an exercise price of $0.64 per share, the closing price of the common stock on September 8, 2005. On October 7, 2005, Electronic Sensor Technology entered into an Option Agreement with Mr. Collier, substantially in the form attached as Exhibit 10.2 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the Commission on April 15, 2005, for the granting of the option to purchase 500,000 shares of common stock at an exercise price of $0.64 per share. Mr. Collier's option would have vested, 33% annually (and 34% in the third year), provided Mr. Collier was still employed by Electronic Sensor Technology at the end of each such annual period. On January 25, 2006, Mr. Collier resigned from his position as President and Chief Executive Officer of Electronic Sensor Technology, and is no longer employed by Electronic Sensor Technology. Pursuant to the terms of Mr. Collier's employment agreement, upon Mr. Collier's resignation, the vesting schedule of his option was accelerated by six months. In addition, pursuant to the terms of the Settlement Agreement, Mutual Release and Amendment of Option Agreement entered into between Electronic Sensor Technology and Mr. Collier on January 25, 2006, the option to purchase 200,000 shares of common stock at an exercise price of $0.64 per share would vest in the first vesting period, which, as a result of the six-month acceleration of the vesting of the option, was deemed to occur on November 26, 2005. In accordance with the terms of the Option Agreement, Mr. Collier's resignation resulted in the forfeiture of the unvested option to purchase 300,000 shares of common stock, and Mr. Collier had three months from January 25, 2006 in which to exercise the vested option to purchase 200,000 shares of common stock. Mr. Collier did not exercise the vested option within three months of January 25, 2006 and the option expired. In accordance with the valuation methodology used by the company, as outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" included in this annual report, the company did not recognize any compensation cost for such option.

(10) Amount represents (i) $110,000 received as severance pursuant to the Settlement Agreement, Mutual Release and Amendment of Option Agreement, as more fully described under the heading "Severance and Termination Agreements" below and (ii) a payment of $3,482 for accrued but unused vacation time paid to Mr. Collier at the time of his resignation.

(11) Francis Chang was granted an option to purchase 80,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.00 per limited partnership interest on December 31, 2003. Such option was terminated in connection with the merger whereby Electronic Sensor Technology, L.P. became an indirect subsidiary of Electronic Sensor Technology, Inc., and was replaced with an option to purchase 80,000 shares of common stock of Electronic Sensor Technology, Inc. at $1.00 per share. Such option was accounted for at the time of the original grant of Electronic Sensor Technology, L.P. options and no dollar amount was recognized in connection therewith for financial statement reporting purposes with respect to the 2005 fiscal year.

(12) Amount represents (i) a total of $800 in insurance premiums paid to Francis Chang for the months of November and December pursuant to the retirement agreement, as more fully described under the heading "Retirement Agreements" below, (ii) $12,000 in compensation for Mr. Chang's services as a consultant for the company from November 1, 2006 through December 31, 2006 at a biweekly retainer fee of $3,000, (iii) a payment of $1,910 for accrued but unused vacation time paid to Mr. Chang at the time of his retirement and (iv) $3,959 in 401(k) contributions by the company.

(13) Edward Staples was granted an option to purchase 100,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.00 per limited partnership interest on December 31, 2003. Such option was terminated in connection with the merger whereby Electronic Sensor Technology, L.P. became an indirect subsidiary of Electronic Sensor Technology, Inc., and was replaced with an option to purchase 100,000 shares of common stock of Electronic Sensor Technology, Inc. at $1.00 per share. Such option was accounted for at the time of the original grant of Electronic Sensor Technology, L.P. options and no dollar amount was recognized in connection therewith for financial statement reporting purposes with respect to the 2005 fiscal year.

(14) Gary Watson was granted options to purchase (i) 50,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.00 per limited partnership interest on March 15, 1999, (ii) 50,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.05 per limited partnership interest on July 1, 2000, (iii) 50,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.05 per limited partnership interest on May 15, 2001 and (iv) 25,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.05 per limited partnership interest on September 15, 2002. Such options were terminated in connection with the merger whereby Electronic Sensor Technology, L.P. became an indirect subsidiary of Electronic Sensor

Technology, Inc., and were replaced with an option to purchase 50,000 shares of common stock at $1.00 per share and an option to purchase 125,000 shares of common stock at $1.05 per share. Such options were accounted for at the time of the original grants of Electronic Sensor Technology, L.P. options and no dollar amount was recognized in connection therewith for financial statement reporting purposes with respect to the 2005 fiscal year.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND ADDITIONAL NARRATIVE DISCLOSURE

EMPLOYMENT AND CONSULTING AGREEMENTS

     Philip Yee. On March 16, 2006, Philip Yee accepted an offer letter extended by Electronic Sensor Technology regarding his employment with Electronic Sensor Technology as Controller, which is attached as Exhibit 10.2 to our amended current report on Form 8-K/A filed February 14, 2007 and is incorporated herein by reference. The offer letter set Mr. Yee's salary at $75,000 per year, to be adjusted to $80,000 per year after completion of a three-month trial period, and included an agreement by Electronic Sensor Technology to grant to Mr. Yee an option to purchase 75,000 shares of common stock, subject to approval by the Board of Directors (an option to purchase 100,000 shares of common stock of the company, was approved by the Board of Directors and granted to Mr. Yee on January 16, 2007). On October 16, 2006, the Board of Directors appointed Mr. Yee to become Secretary, Treasurer and Chief Financial Officer of the company, effective November 1, 2006. In connection with the appointment of Mr. Yee as Secretary, Treasurer and Chief Financial Officer of Electronic Sensor Technology, Electronic Sensor Technology and Mr. Yee entered into an oral agreement to increase Mr. Yee's annual salary to $110,000 through April 1, 2007, at which point Electronic Sensor Technology and Mr. Yee have orally agreed to increase Mr. Yee's annual salary to $125,000.

     Francis Chang. On October 16, 2006, Francis Chang announced his retirement as Secretary, Treasurer and Vice President of Finance and Administration to the Board of Directors of the company, effective November 1, 2006. Mr. Chang continues to serve as a director of and consultant to the company. On November 1, 2006 Mr. Chang and the company entered into a letter agreement regarding the company's engagement of Mr. Chang as a consultant through April 30, 2007 for a biweekly retainer fee of $3,000, as more fully described in Exhibit 10.1 to our amended current report on Form 8-K/A filed February 14, 2007 and is incorporated herein by reference.

SEVERANCE AND TERMINATION AGREEMENTS

     Matthew Collier. On May 16, 2005, Electronic Sensor Technology entered into a letter agreement with Matthew Collier, who was appointed President and Chief Executive Officer on May 26, 2005. Pursuant to the letter agreement, as more fully described in Exhibit 10.1 to our amended current report on Form 8-K/A filed October 6, 2005 and incorporated herein by reference, Mr. Collier agreed to serve as President and Chief Executive Officer of Electronic Sensor Technology for at an annual salary of $220,000 per year and a potential target bonus of 25% of such annual salary, to be paid at the discretion of the Board of Directors. The letter agreement also provides for a grant of 75,000 shares of restricted common stock that may be traded one year from Mr. Collier's date of employment and an additional 75,000 shares of restricted common stock to be granted one year from Mr. Collier's date of employment, if Mr. Collier remains an employee of Electronic Sensor Technology, tradable on the first anniversary of such grant. The letter agreement also provides for a grant of an option to purchase 500,000 shares common stock at an exercise price of $1.50 per share, subject to approval by the Board of Directors. On September 8, 2005, the Board of Directors approved the granting of such option at $0.64 per share, the closing price of the common stock on September 8, 2005. On October 7, 2005, Electronic Sensor Technology entered into an Option Agreement with Mr. Collier, substantially in the form attached as Exhibit 10.2 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the Commission on April 15, 2005, for the granting of the option to purchase 500,000 shares of common stock at an exercise price of $0.64 per share. Mr. Collier's option would have vested, 33% annually (and 34% in the third year), provided Mr. Collier was still employed by Electronic Sensor Technology at the end of each such annual period.

     On January 25, 2006, the letter agreement with Mr. Collier was mutually terminated by Mr. Collier and Electronic Sensor Technology (other than that portion of the letter agreement relating to indemnification of Mr. Collier for liability incurred within the scope of his employment with the company, embodied in Section 7 of the letter agreement), by way of a Settlement Agreement, Mutual Release and Amendment of Option Agreement entered into between Mr. Collier and Electronic Sensor Technology in connection with the resignation of Mr. Collier as President and Chief Executive Officer and a director of Electronic Sensor Technology, effective January 25, 2006. The Settlement Agreement, Mutual Release and Amendment of Option Agreement is attached as Exhibit 10.1 to our current report on Form 8-K filed January 31, 2006 and is incorporated herein by reference. The terms of the Settlement Agreement, Mutual Release and Amendment of Option Agreement in large part carried out the terms of the letter agreement dated May 16, 2005 with Mr. Collier. Specifically, the Settlement Agreement, Mutual Release and Amendment of Option Agreement provided for (i) the payment of six months' base salary to Mr. Collier, totaling $110,000, over the course of 13 biweekly payroll periods, (ii) the payment of a bonus in the sum of $18,334 earned through the date of Mr. Collier's resignation, (iii) the acceleration by six months of the vesting schedule of Mr. Collier's option to purchase 500,000 shares of common stock, each of (i) through (iii) as provided for in the letter agreement in the event of a termination without cause and (iv) the issuance of 75,000 shares of restricted common stock, as contemplated in the letter agreement. The Settlement Agreement, Mutual Release and Amendment of Option Agreement also provided for the vesting of an option to purchase 200,000 shares of common stock in the first vesting period of the vesting schedule of Mr. Collier's option to purchase 500,000 shares of common stock, described above. As a result of the six-month acceleration of the vesting schedule, such vesting of the option to purchase 200,000 shares of common stock was deemed to occur on November 26, 2005. In accordance with the terms of Mr. Collier's Option Agreement, Mr. Collier's resignation resulted in the forfeiture of the remaining unvested option to purchase 300,000 shares of common stock, and Mr. Collier had three months from January 25, 2006 in which to exercise the vested option to purchase 200,000 shares of common stock. Mr. Collier did not exercise the vested option within three months from January 25, 2006 and the option expired.

     Edward Staples. On March 8, 2007, Electronic Sensor Technology accepted the resignation of Edward Staples as Chief Scientific Officer and a director of the company. In connection and concurrently with such resignation, the company and Dr. Staples entered into a Severance Agreement, Mutual Release and Promotion Agreement, which is attached as Exhibit 10.1 to our current report on Form 8-K filed March 13, 2007 and is incorporated herein by reference. The Severance Agreement, Mutual Release and Promotion Agreement provides for (i) payment of nine months' salary to Dr. Staples (totaling $116,324.52) in eighteen equal biweekly installments, (ii) reimbursement of major medical insurance premiums paid by Dr. Staples for twelve months, pursuant to the Consolidated Omnibus Budget Reconciliation Act (COBRA), provided that such amount does not exceed the insurance coverage presently maintained by Dr. Staples through the company's group policy and (iii) a mutual release of claims by the company and Dr. Staples. Dr. Staples also agreed, in the Severance Agreement, Mutual Release and Promotion Agreement, to spend one hour per month for nine months, promoting the company and its products in exchange for $100 per hour and reimbursement of reasonable business costs and expenses incurred in connection with such promotion.

RETIREMENT AGREEMENTS

     The company has an agreement with each of Francis Chang, Teong Lim and Gary Watson, under which, so long as the individual continues to be employed by the company until retirement age, which is currently 65 years of age, the company shall provide Medigap insurance, also known as Medicare supplemental insurance, to the individual after retirement until the individual's death.

401(K) PLAN

     The company sponsors a 401(k) retirement savings plan which covers its full-time employees who have been employed by the company for at least one (1) year. Eligible employees may elect to contribute a percentage of their compensation to the 401(k) plan, subject to the maximum amount established annually under Section 401(k) of the Internal Revenue Code. In each of 2005 and 2006, the company contributed an amount equal to three percent (3%) of each employee's respective compensation to the 401(k) plan account of each eligible employee.

     Other than the agreements mentioned herein, we have no employment agreements with any of our named executive officers, nor do we have any compensatory plans or arrangements with respect to any named executive officers that results or will result from the resignation, retirement or any other termination of such executive officer's employment with Electronic Sensor Technology or from a change-in-control of Electronic Sensor Technology or a change in the named executive officer's responsibilities following a change-in-control wherein the amount involved, including all periodic payments or installments, exceeds $100,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

     The following table outlines all outstanding equity awards held by named executive officers as of the fiscal year ended December 31, 2006.

                OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END(1)


                                                     Option Awards

                      NUMBER OF
                      SECURITIES
                      UNDERLYING        OPTION
                     UNEXERCISED       EXERCISE          OPTION
                       OPTIONS           PRICE         EXPIRATION
NAME                (#)EXERCISABLE        ($)             DATE
-----------------   --------------   ------------   ----------------
Teong C. Lim                80,000   $       1.00   February 1, 2015
Matthew Collier                  _              _                  _
Philip Yee                       _              _                  _
Francis H. Chang            80,000   $       1.00   February 1, 2015
Edward J. Staples          100,000   $       1.00   February 1, 2015
Gary Watson                 50,000   $       1.00   February 1, 2015
                           125,000   $       1.05   February 1, 2015

(1) The columns entitled "Number of Securities Underlying Unexercised Options (#) Unexercisable," and "Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options," have been omitted from the Outstanding Equity Awards at Fiscal Year-End Table because there was no applicable information required to be reported in such columns. In addition, the columns related to stock awards have been omitted because there were no outstanding unvested stock awards as of the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION

     The following table sets forth the compensation paid by Electronic Sensor Technology to all non-employee directors for the fiscal year ended December 31, 2006.

                            DIRECTOR COMPENSATION (1)

                        FEES
                      EARNED OR
                       PAID IN        ALL OTHER
                        CASH        COMPENSATION     TOTAL
NAME (2)                 ($)           ($)(3)         ($)
-----------------   ------------    ------------     -----
Mike Krishnan              7,500(4)       10,064(5)  17,564
James Wilburn             16,500(6)            _     16,500
Lewis E. Larson            2,000(7)        5,650(8)   7,650
James Frey                30,000(9)            _     30,000
Michel A. Amsalem              _               _         _

(1) The columns entitled "Stock Awards," "Option Awards," "Non-Equity Incentive Plan Compensation" and "Nonqualified Deferred Compensation Earnings" have been omitted from the Director Compensation Table because there has been no compensation awarded to, earned by, or paid to any of the directors required to be reported in such columns.

(2) Teong Lim, Edward Staples and Francis Chang are not included in the Director Compensation table because any compensation received by Dr. Lim, Dr. Staples and Mr. Chang as directors of Electronic Sensor Technology for the fiscal year ended December 31, 2006 is reflected in the Summary Compensation Table above.

(3) With the exception of Michel Amsalem, the company reimburses each director who is not an officer or employee of the company for reasonable out-of-pocket expenses for attending board meetings. In 2006, with respect to each director, the aggregate amount of such expenses amounted to less than $10,000, other than with respect to Mike Krishnan as noted below.

(4)   In 2006, Mike Krishnan received an attendance fee of $2,500 per meeting.

(5) The company reimbursed Mike Krishnan $10,064 for his out-of-pocket expenses associated with attending board meetings. As noted in footnote 3 above, the company reimburses each director for reasonable business expenses. Mr. Krishnan's expenses exceeded $10,000 because he must travel from Malaysia to California for all board meetings.

(6) In 2006, James Wilburn received an attendance fee of $1,500 per meeting and a monthly retainer fee of $1,000, which was paid quarterly.

(7) In 2006, Lewis Larson received an attendance fee of $2,000 for attending one meeting following his appointment as a director of the company.

(8)   Includes $5,650 paid to Lewis Larson in exchange for consulting services.

(9) James Frey received an attendance fee of $2,000 per meeting and an annual retainer fee of $2,000, which was paid quarterly.

NARRATIVE TO DIRECTOR COMPENSATION

AGREEMENTS WITH DIRECTORS

     On October 3, 2005, Electronic Sensor Technology entered into a letter agreement with James Frey, Chairman of the Board of Directors, which is attached as Exhibit 10.1 to our current report on Form 8-K filed October 7, 2005 and is incorporated herein by reference. The letter agreement superseded and replaced a prior letter agreement dated February 21, 2005 (and an addendum thereto dated April 1, 2005). The letter agreement dated October 3, 2005 also provides that Mr. Frey will continue to serve as Chairman of the Board of Directors of the company until such time, if any, as (i) Mr. Frey and the company shall enter into a new agreement, (ii) Mr. Frey resigns or is replaced as Chairman of the Board of Directors or (iii) Mr. Frey ceases being a director of the company. On September 8, 2005, the Board of Directors approved the granting of an option under our 2005 Stock Incentive Plan to Mr. Frey to acquire 250,000 shares common stock at an exercise price of $0.64 per share, the closing price of the common stock on September 8, 2005. On October 7, 2005, Electronic Sensor Technology entered into an Option Agreement with Mr. Frey, substantially in the form attached as Exhibit 10.2 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the Commission on April 15, 2005, for the granting of the option to purchase 250,000 shares of common stock at an exercise price of $0.64 per share. Mr. Frey's stock option shares vest as follows: one quarter of the option shares vested on each of March 8, 2006, September 8, 2006 and March 8, 2007, and the remaining one quarter will vest on September 8, 2007, provided he is still participating as a member of our Board of Directors at such time.

     The company also has agreements with each of the directors listed in the Director Compensation table, with the exception of Lewis Larson and Michel Amsalem, to continue to pay the retainer fees and meeting attendance fees set forth in such table, as well as to reimburse such directors for reasonable out-of-pocket expenses for attending board meetings. Lewis Larson and the company have agreed that beginning January 1, 2007 Lewis Larson will no longer receive meeting attendance fees, but will be compensated for consulting services provided to the company from time to time, and will receive reimbursement for reasonable out-of-pocket expenses incurred in connection with the provision of such services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth information, as of the date of this annual report, concerning our issued and outstanding stock beneficially owned (i) by each director and each named executive officer of Electronic Sensor Technology,
(ii) by all directors and executive officers of Electronic Sensor Technology as a group and (iii) by each shareholder known by Electronic Sensor Technology to be the beneficial owner of more than 5% of the outstanding common stock. The information regarding beneficial owners of 5% or more of our common stock was gathered by us from the filings made by such owners with the SEC. Shares that may be acquired within 60 days are treated as outstanding for purposes of determining the amount and percentage beneficially owned.

                                                           AMOUNT AND NATURE OF
                                NAME AND ADDRESS (1)        BENEFICIAL OWNERSHIP        PERCENTAGE OF
TITLE OF CLASS                  OF BENEFICIAL OWNER          (SHARES OF STOCK)            CLASS (2)
-------------------------   ----------------------------   -----------------------    ----------------
Common stock                Teong Lim*+++                                5,287,908(3)             9.66%
Common stock                Philip Yee+                                     30,000(4)             0.06%
Common stock                Gary Watson+                                   262,500(5)             0.48%
Common stock                James Frey*                                    312,500(6)             0.57%
Common stock                Francis Chang*++                             3,998,160(7)             7.33%
Common stock                Mike Krishnan*                                 100,000(8)             0.18%
Common stock                James Wilburn*                                  75,000(9)             0.14%
Common stock                Michel Amsalem*                                      0(10)            0.00%
Common stock                Lewis Larson*                                   50,000(11)            0.09%
Common stock                Land & General Berhad++                      9,948,801(12)           18.26%
Common stock                L&G Resources (1994), Inc.++                 9,948,801(12)           18.26%
Common stock                3 Springs, LLC++                             3,853,160                7.08%
Common stock                TC Lim, LLC++                                5,167,908                9.46%
Common stock                Edward Staples++                             4,262,525(13)            7.80%
Common stock                Midsummer Investment Ltd.++                 19,048,059(14)           26.01%
Common stock                Islandia L.P.++                             10,582,255(15)           16.34%
Common stock                All directors and named executive
                            officers as a group                         10,116,068(16)           18.08%

* Director
+ Named executive officer
++5% or more beneficial owner

(1) The address of each director, named executive officer, 3 Springs, LLC and TC Lim, LLC is c/o Electronic Sensor Technology, Inc., 1077 Business Center Circle, Newbury Park, California 91320. The address of Midsummer Investment Ltd. and Islandia L.P. is 295 Madison Avenue, 38th Floor, New York, New York 10017. The address of each of L&G Resources (1994), Inc. and Land & General Berhad is 7 Persiaran Dagang, Bandar Sri Damansara, Kuala Lumpur, Malaysia 52200. The address of Edward Staples is 739 Parmenter Court, Thousand Oaks, California 91362.

(2) These percentages are calculated based upon the total amount of outstanding shares of common stock beneficially owned by each person or group, including shares of common stock that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, divided by 54,173,745, which represents the total number of shares of common stock issued and outstanding as of the date of this annual report, plus, for each person or group, any shares of common stock that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 120,000 shares of common stock underlying options exercisable within 60 days of the date of this annual report, and 438,796 shares of common stock underlying warrants exercisable within 60 days of the date of this annual report and 4,729,112 shares of common stock held by TC Lim, LLC and beneficially owned by Dr. Lim by virtue of his position as sole member of TC Lim, LLC.

(4) Includes 30,000 shares of common stock underlying an option exercisable within 60 days of the date of this annual report.

(5) Includes 262,500 shares of common stock underlying options exercisable within 60 days of the date of this annual report.

(6) Includes 312,500 shares of common stock underlying options exercisable within 60 days of the date of this annual report.

(7) Includes 145,000 shares of common stock underlying options exercisable within 60 days of the date of this annual report, and 257,247 shares of common stock underlying warrants exercisable within 60 days of the date of this annual report and 3,595,913 shares of common stock held by 3 Springs, LLC and beneficially owned by Mr. Chang by virtue of his position as sole member of 3 Springs, LLC.

(8) Includes 100,000 shares of common stock underlying an option exercisable within 60 days of the date of this annual report. Mr. Krishnan is the Managing Director of Land & General Berhad and President of L&G Resources (1994), Inc., a wholly owned subsidiary of Land & General Berhad. By virtue of his position, Mr. Krishnan may be deemed to share dispositive power over the 9,948,801 shares of common stock beneficially owned by Land & General Berhad and L&G Resources
(1994), Inc. Mr. Krishnan is one of six directors on the Board of Directors of Land & General Berhad and the Board of Directors of Land & General Berhad makes the ultimate voting and investment decisions with respect to the 9,948,801 shares of common stock. Mr. Krishnan disclaims beneficial ownership of such shares of common stock.

(9) Includes 75,000 shares of common stock underlying an option exercisable within 60 days of the date of this annual report.

(10) Mr. Amsalem is a member of Midsummer Capital, LLC, a New York limited liability company, which serves as investment advisor to Midsummer Investment Ltd., a Bermuda company. By virtue of his position, Mr. Amsalem may be deemed to share dispositive power over the 19,048,059 shares of common stock beneficially owned by Midsummer Investment Ltd. Midsummer Capital disclaims beneficial ownership of such shares of common stock and Mr. Amsalem disclaims beneficial ownership of such shares of common stock.

(11) Includes 50,000 shares of common stock underlying an option exercisable within 60 days of the date of this annual report.

(12) Includes 9,632,534 shares of common stock and 316,267 shares of common stock underlying a warrant exercisable within 60 days of the date of this annual report held by L&G Resources (1994), Inc., a wholly-owned subsidiary of Land & General Berhad, of which Land & General Berhad is a beneficial owner. Mike Krishnan is President of L&G Resources (1994), Inc. and Managing Director of Land & General Berhad. By reason of such relationships, Mr. Krishnan may be deemed to share dispositive power over the shares of common stock beneficially owned by L&G Resources (1994), Inc. Mr. Krishnan expressly disclaims beneficial ownership as Mr. Krishnan is one of six directors on the Board of Directors of Land & General Berhad and the Board of Directors of Land & General Berhad makes the ultimate voting and investment decisions with respect to the 9,948,801 shares of common stock.

(13) Includes 150,000 shares of common stock underlying options exercisable within 60 days of the date of this annual report and 343,689 shares of common stock underlying warrants exercisable within 60 days of the date of this annual report.

(14) Includes 11,250,000 shares of common stock underlying a debenture convertible within 60 days of the date of this annual report and 7,798,059 shares of common stock underlying a warrant exercisable within 60 days of the date of this annual report. The conversion of the debenture and exercise of the warrant is contractually capped such that such conversion or exercise, as applicable, shall not cause Midsummer's beneficial ownership to exceed 4.99%, unless waived by Midsummer, and in no event to exceed 9.99% (without giving effect to shares of common stock underlying any unconverted portion of the debenture or unexercised portion of the warrant). Midsummer Capital, LLC, a New York limited liability company, serves as investment advisor to Midsummer Investment Ltd., a Bermuda company. By reason of such relationships, Midsummer Capital may be deemed to share dispositive power over the shares of common stock beneficially owned by Midsummer Investment. Midsummer Capital disclaims beneficial ownership of such shares of common stock. Michel A. Amsalem and Scott
D. Kaufman are members of Midsummer Capital. By reason of such relationships, Mr. Amsalem and Mr. Kaufman may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Midsummer Investment. Mr. Amsalem and Mr. Kaufman disclaim beneficial ownership of such shares of common stock.

(15) Includes 6,250,000 shares of common stock underlying a debenture convertible within 60 days of the date of this annual report and 4,332,255 shares of common stock underlying a warrant exercisable within 60 days of the date of this annual report. The conversion of the debenture and exercise of the warrant is contractually capped such that such conversion or exercise, as applicable, shall not cause Islandia's beneficial ownership to exceed 4.99%, unless waived by Islandia, and in no event to exceed 9.99% (without giving effect to shares of common stock underlying any unconverted portion of the debenture or unexercised portion of the warrant). The general partner of Islandia is John Lang, Inc., a New York Sub-S corporation formed to manage investments. John Lang, Inc. has sole dispositive power and sole voting power over all matters not related to director elections. The individuals that exercise shared dispositive and voting power for John Lang, Inc. are Richard Berner, President of John Lang, Inc. and Edgar Berner and Thomas Berner, both Vice-Presidents of John Lang, Inc. By virtue of these relationships John Lang, Inc., Richard Berner, Edgar Berner and Thomas Berner may be deemed to have indirect beneficial ownership of the shares of common stock beneficially owned by Islandia; however, John Lang, Inc. Richard Berner, Edgar Berner and Thomas Berner disclaim beneficial ownership of the shares of common stock beneficially owned by Islandia.

(16) Includes 1,095,000 shares of common stock underlying options exercisable within 60 days of the date of this annual report and 696,043 shares of common stock underlying warrants exercisable within 60 days of the date of this annual report, as well as 3,595,913 shares of common stock held by 3 Springs, LLC and 4,729,112 shares of common stock held by TC Lim, LLC.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     See disclosure under Item 5 of this annual report with respect to information regarding securities authorized for issuance under equity compensation plans.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FORBEARANCE AND AMENDMENT AGREEMENT WITH MIDSUMMER INVESTMENT, LTD. AND ISLANDIA, L.P.

     On September 7, 2006, Electronic Sensor Technology entered into a Forbearance and Amendment Agreement with Midsummer Investment, Ltd. and Islandia, L.P., each of which holds a debenture and warrant, the common stock underlying which represent more than 5% of our outstanding shares of common stock (the conversion of each debenture and exercise of each warrant is contractually capped such that such conversion or exercise, as applicable, shall not cause Midsummer's or Islandia's respective beneficial ownership to exceed 4.99%, unless waived by Midsummer or Islandia, respectively, and in no event to exceed 9.99%, without giving effect to shares of common stock underlying any unconverted portion of the debenture or unexercised portion of the warrant). The terms of the convertible debentures and warrants that we issued to Midsummer and Islandia in a private placement on December 7, 2005 required that we register the shares of our common stock underlying such debentures and warrants within 180 days of the date of issuance of the debentures and warrants. The failure to do so is an event of default under the debentures, giving Midsummer and Islandia the right to accelerate the debentures and receive a premium of approximately 30% of the outstanding amounts due under the debentures upon acceleration. The failure to do so also reduces the exercise price of the warrants by $0.03 per month until such shares are registered. In addition, the failure to register such shares within 150 days of the date of issuance of the debentures and warrants gives the holders the right to receive liquidated damages in the amount of 2% per month of the purchase price of the debentures and warrants, pursuant to a registration rights agreement, and the failure to pay such liquidated damages relating to the debentures is an event of default under the debentures.

     Pursuant to the Forbearance and Amendment Agreement, Midsummer and Islandia have agreed to abstain from exercising the aforementioned rights and remedies arising out of the then existing defaults under the debentures and warrants until February 28, 2007. In exchange for such forbearance, we agreed to reduce the conversion price of the debentures from $0.4544 per share to $0.4000 per share and to reduce the exercise price of the warrants from $0.4761 per share to $0.4300 per share. In addition, we appointed a director, Michel Amsalem, and an independent director, Lewis Larson to our Board of Directors, in accordance with the terms of the Forbearance and Amendment Agreement. Electronic Sensor Technology also agreed not to increase its Board of Directors to more than 9 members without the consent of Midsummer. Pursuant to the Forbearance and Amendment Agreement, we are in the process of hiring a chief operating officer of Electronic Sensor Technology with the potential to become chief executive officer. If the Board approves of a candidate appointed by the special committee, the company has agreed to hire such candidate for an interim and trial basis for up to 3 months, at which time the Board will meet to determine whether such chief operating officer shall be promoted to chief executive officer or be released. If such chief operating officer is released, a new search by the special committee will begin.

     The registration statements pursuant to which such shares were registered were declared effective by the Securities and Exchange Commission on November 21, 2006 and December 21, 2006, respectively.

DEBT CONVERSION AGREEMENTS

     Prior to the mergers whereby Electronic Sensor Technology, L.P. became an indirect subsidiary of Electronic Sensor Technology, Inc., Electronic Sensor Technology, L.P. entered into Debt Conversion Agreements with holders of its outstanding debt, including Francis Chang, Teong Lim, Edward Staples and Amerasia Technology.

     Pursuant to the Debt Conversion Agreement with Mr. Chang, Electronic Sensor Technology, L.P. agreed to convert $226,720 of debt into the right to receive 226,720 shares of Bluestone Ventures common stock and a warrant to purchase 113,360 shares of Bluestone Ventures common stock at $1.00 per share, exercisable only if the trading price of such stock is at least $1.50 per share, which Mr. Chang assigned to 3 Springs, LLC, a Delaware limited liability company of which Mr. Chang is the sole member. In addition, prior to the mergers, Mr. Chang owned 30.21% of the outstanding shares of Amerasia Technology. Pursuant to the Debt Conversion Agreement with Amerasia Technology, Electronic Sensor Technology, L.P. agreed to convert $952,577 of debt into the right to receive 952,577 shares of Bluestone Ventures common stock and warrants to purchase 476,289 shares of Bluestone Ventures common stock at $1.00 per share, exercisable only if the trading price of such stock is at least $1.50 per share. Following the mergers, Electronic Sensor Technology issued Bluestone Ventures common stock and warrants to the former debtholders of Electronic Sensor Technology, L.P., of which 3 Springs, LLC received (i) 226,720 shares of Bluestone Ventures common stock and a warrant to purchase 113,360 shares by virtue of the debt owed to Mr. Chang and (ii) 287,773 shares of Bluestone Ventures common stock and a warrant to purchase 143,887 shares, which represented Mr. Chang's portion of the shares and warrants received by Amerasia Technology and distributed to its shareholders.

     Pursuant to the Debt Conversion Agreement with Dr. Lim, Electronic Sensor Technology, L.P. agreed to convert $517,899 of debt into the right to receive 517,899 shares of Bluestone Ventures common stock and a warrant to purchase 258,950 shares of Bluestone Ventures common stock at $1.00 per share, exercisable only if the trading price of such stock is at least $1.50 per share, which Dr. Lim assigned to TC Lim, LLC, a Delaware limited liability company of which Dr. Lim is the sole member. In addition, prior to the mergers, Dr. Lim owned 37.76% of the outstanding shares of Amerasia Technology. Following the mergers, Electronic Sensor Technology issued common stock and warrants to the former debtholders of Electronic Sensor Technology, L.P., of which TC Lim, LLC received (i) 517,899 shares of Bluestone Ventures common stock and a warrant to purchase 258,950 shares by virtue of the debt owed to Dr. Lim and (ii) 359,693 shares of Bluestone Ventures common stock and a warrant to purchase 179,846 shares, which represented Dr. Lim's portion of the shares and warrants received by Amerasia Technology and distributed to its shareholders pursuant to the Debt Conversion Agreement with Amerasia.

     Pursuant to the Debt Conversion Agreement with Dr. Staples, who was an officer and a director of the company at the time of the mergers, Electronic Sensor Technology, L.P. agreed to convert $399,643 of debt into the right to receive 399,643 shares of Bluestone Ventures common stock and a warrant to purchase 199,822 shares of Bluestone Ventures common stock at $1.00 per share, exercisable only if the trading price of such stock is at least $1.50 per share. In addition, prior to the mergers, Dr.

Staples owned 30.21% of the outstanding shares of Amerasia Technology.
Following the mergers, Electronic Sensor Technology issued common stock and warrants to the former debtholders of Electronic Sensor Technology, L.P., of which Dr. Staples received (i) 399,643 shares of Bluestone Ventures common stock and a warrant to purchase 199,822 shares by virtue of the debt owed to Dr. Staples and (ii) 287,773 shares of Bluestone Ventures common stock and a warrant to purchase 143,867 shares, which represented Dr. Staples's portion of the shares and warrants received by Amerasia Technology and distributed to its shareholders pursuant to the Debt Conversion Agreement with Amerasia.

DIRECTOR INDEPENDENCE

     Although we are not required to have independent directors on our Board of Directors because our securities are not listed on a national securities exchange or an inter-dealer quotation system which has director independence requirements, four of the seven directors on our Board are independent using the definition of "independent director" contained in Rule 4200(15) of the NASDAQ Marketplace Rules. Our independent directors are James Frey, James Wilburn, Lewis Larson and Mike Krishnan. Under Rule 4200(a)(15) of the NASDAQ Marketplace Rules, an "independent director" is generally defined as a person other than an executive officer or employee of the company or another individual having a relationship which, in the opinion of the company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

     The members of our audit committee and compensation committee include James Wilburn, who is also the chairman of both committees, Francis Chang and Mike Krishnan. In addition to being an independent director under Rule 4200(a)(15), the NASDAQ audit committee independence standards (which are also not applicable to us) contain NASDAQ Marketplace Rule 4350(d), which requires that audit committee members meet certain additional independence requirements. James Wilburn and Mike Krishnan are independent under the NASDAQ audit committee independence standards. Francis Chang, however, is not independent under either Rule 4200(a)(15) or the audit committee standards.

ITEM 13.  EXHIBITS.

          See Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for the 2005 and 2006 fiscal years for professional services rendered by our principal accountant, Sherb & Co., LLP, for the audit of our annual financial statements and review of financial statements included in our periodic reports on Form 10-QSB and other services provided in connection with statutory and regulatory filings were $55,000 and $60,000 respectively.

AUDIT-RELATED FEES

     No assurance or related services that are reasonably related to the performance of the audit or review of our financial statements were rendered by our principal accountants during the 2005 or 2006 fiscal year.

TAX FEES

     The aggregate fees to be billed for professional services rendered by our current principal accountant, Sherb & Co., LLP, for tax compliance and tax advice were $7,500 for each of the 2005 and 2006 fiscal years.

ALL OTHER FEES

     No other products or services were provided by our principal accountants during the 2005 or 2006 fiscal year, other than the services outlined in the foregoing sections.

AUDIT COMMITTEE

     Our audit committee has not to date adopted any pre-approval policies or procedures.

Exhibit Index

Exhibit
Number         Description
-------        -----------------------------------------------------------------

3.1 Articles of Incorporation of Electronic Sensor Technology, as amended (incorporated by reference from Exhibit 3.1 of the registration statement on Form SB-2 filed on January 6, 2006).

4.1 Description of our common stock in Article Fourth of the Amendment to Electronic Sensor Technology's Articles of Incorporation dated January 25, 2005 (incorporated by reference from Exhibit 3.1 of the registration statement on Form SB-2 filed on January 6, 2006).

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

10.8 Letter agreement dated as of May 16, 2005, by and between Electronic Sensor Technology, Inc. and Matthew Collier (incorporated by reference from Exhibit 10.1 of the amended current report on Form 8-K/A filed on October 6, 2005).

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

10.18          Letter Agreement dated November 1, 2006 between Electronic
               Sensor Technology, Inc. and Francis Chang (incorporated by reference from Exhibit 10.1 of the amended current report on Form 8-K/A filed on February 14, 2007).

10.19 Offer letter dated March 15, 2006 between Electronic Sensor Technology, Inc. and Philip Yee (incorporated by reference from Exhibit 10.2 of the amended current report on Form 8-K/A filed on February 14, 2007).

10.20 Severance Agreement, Mutual Release and Promotion Agreement effective as of March 8, 2007 between Electronic Sensor Technology, Inc. and Edward Staples (incorporated by reference from Exhibit 10.1 of the current report on Form 8-K filed on March 13, 2007).

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

24.1           Power of Attorney.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 Of the Sarbanes-Oxley Act.

31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ELECTRONIC SENSOR TECHNOLOGY, INC.


Date: April 2, 2007                   By:  /s/  Teong C. Lim
                                           -------------------------------------
                                           Teong C. Lim
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2007                    By: /s/  Teong C. Lim
                                           -------------------------------------
                                           Teong C. Lim
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:  April 2, 2007                   By: /s/  Philip Yee
                                           -------------------------------------
                                           Philip Yee
                                           Secretary, Treasurer and Chief
                                           Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

Date: April 2, 2007                    By:               *
                                           -------------------------------------
                                           James Frey, Chairman

                                       By:
                                           -------------------------------------
                                            Francis Chang, Director

Date: April 2, 2007                    By:               *
                                           -------------------------------------
                                           Teong Lim, Director

Date: April 2, 2007                    By:               *
                                           -------------------------------------
                                           Mike Krishnan, Director

Date: April 2, 2007                    By:               *
                                           -------------------------------------
                                           James Wilburn, Director

Date: April 2, 2007                    By:               *
                                           -------------------------------------
                                           Michel Amsalem, Director

Date: April 2, 2007                    By:               *
                                           -------------------------------------
                                           Lewis Larson, Director

*By: /s/  Philip Yee
     -------------------------------
     Philip Yee
     Attorney-in-Fact