Form 10QSB
period 2007-03-31
Electronic Sensor Technology, Inc
filed 2007-05-14
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended MARCH 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

                        Commission file number 000-51859

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 54,173,745 shares of common stock as of May 1, 2007

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

Certain statements in this quarterly report on Form 10-QSB, including those relating to the company's plans regarding business and product development; product sales and distribution; market demands and developments in homeland security, analytical instrumentation/quality control and environmental monitoring markets; and the sufficiency of the company's resources to satisfy operation cash requirements are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may contain the words "believe," "anticipate," "expect," "predict," "estimate," "project," "will be," "will continue," "will likely result," or other similar words and phrases. Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: risks related to changes in technology, our dependence on key personnel, our ability to protect our intellectual property rights, emergence of future competitors, changes in our largest customer's business and government regulation of homeland security companies, and other factors described under the heading "Risk Factors" in our post-effective amendments to our registration statements on Form SB-2 as filed with the Securities and Exchange Commission, which became effective on April 19, 2007. The forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheet (Unaudited) as of March 31, 2007                 F-1

Consolidated Statements of Operations (Unaudited) for the Three
Months Ended March 31, 2007 and 2006                                        F-2

Consolidated Statements of Cash Flows (Unaudited) for the Three
Months Ended March 31, 2007 and 2006                                        F-3

Notes to Consolidated Financial Statements                                  F-4

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2007
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                         $           591,679
  Certificate of deposit                                                                        712,467
  Certificate of deposit-restricted                                                             250,000
  Accounts receivable, net of allowance for doubtful accounts of $16,366                        223,735
  Prepaid expenses                                                                               74,287
  Inventories                                                                                 1,277,843
                                                                                       ----------------
    TOTAL CURRENT ASSETS                                                                      3,130,011
                                                                                       ----------------

DEFERRED FINANCING COSTS, net of amortization of $244,232                                       484,128

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $974,035                             187,371

SECURITY DEPOSITS                                                                                12,817
                                                                                       ----------------
                                                                                       $      3,814,327
                                                                                       ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                             $           613,494
  Deferred revenues                                                                              79,167
  Derivative liabilities                                                                      3,238,193
  Convertible debentures - current portion                                                      777,778
                                                                                       ----------------
    TOTAL CURRENT LIABILITIES                                                                 4,708,632
                                                                                       ----------------
CONVERTIBLE DEBENTURES- long-term portion, net of unamortized discount of $3,888,889          2,333,333
                                                                                       ----------------
  TOTAL LIABILITIES                                                                           7,041,965
                                                                                       ----------------
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value 50,000,000 shares authorized,
   none issued and outstanding                                                                        -
  Common stock, $.001 par value, 200,000,000 shares authorized,
   54,173,745 issued and outstanding                                                             54,174
  Additional paid-in capital                                                                  8,570,763
  Accumulated deficit                                                                       (11,852,575)
                                                                                       ----------------
    TOTAL STOCKHOLDERS' DEFICIT                                                              (3,227,638)
                                                                                       ----------------
                                                                                       $      3,814,327
                                                                                       ================

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                --------------------------------
                                                     2007              2006
                                                --------------    --------------
REVENUES                                        $      477,275    $      532,817

COST OF SALES                                          253,843           301,592
                                                --------------    --------------
GROSS PROFIT                                           223,432           231,225

OPERATING EXPENSES:
  Research and development                             218,787           211,799
  Selling, general and administrative                  777,458           780,092
                                                --------------    --------------
    TOTAL OPERATING EXPENSES                           996,245           991,891
                                                --------------    --------------
LOSS FROM OPERATIONS                                  (772,813)         (760,666)
                                                --------------    --------------
OTHER INCOME (EXPENSE)
  Other income - derivative                            127,030         1,220,197
  Other income                                           1,854                 -
  Other expense                                              -              (217)
  Interest (expense)                                  (709,499)         (730,391)
                                                --------------    --------------
    TOTAL OTHER INCOME AND EXPENSE                    (580,615)          489,589
                                                --------------    --------------
NET (LOSS)                                     $   (1,353,428)   $     (271,077)
                                                ==============    ==============
Loss per share, basic                           $        (0.02)   $        (0.01)
                                                ==============    ==============
Weighted average number of shares, basic            54,173,745        54,145,922
                                                ==============    ==============
Loss per share, diluted                         $        (0.03)   $        (0.03)
                                                ==============    ==============
Weighted average number of shares, diluted          54,173,745        54,145,922
                                                ==============    ==============

               See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 --------------------------------
                                                                                      2007                2006
                                                                                 --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $   (1,353,428)   $     (271,077)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                                        13,385             8,666
    Decrease in allowance for doubtful accounts                                          (7,996)                -
    Issuance of shares for services                                                           -            21,000
    Amortization of compensation expense related to issuance of  stock options           54,409
    Amortization of debt discount                                                       583,334           583,333
    Amortization of deferred financing costs                                             45,386            51,894
    Decrease in fair value of derivative liability                                     (118,280)       (1,220,197)
  Changes in assets and liabilities:
    Accounts receivable                                                                  84,674           243,695
    Inventories                                                                           7,847           (68,476)
    Prepaid expenses                                                                      4,483             3,603
    Accounts payable and accrued expenses                                               209,576            50,920
    Deferred revenues                                                                   (12,500)          (12,500)
                                                                                 --------------    --------------
  Net cash provided by (used in) operating activities                                  (489,110)         (609,139)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted security deposit                                                     -           668,678
  Increase in certificate of deposit                                                    (10,385)                -
  Purchase of property and equipment                                                     (2,967)          (62,924)
                                                                                 --------------    --------------
  Net cash provided by (used in) investing activities                                   (13,352)          605,754
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities                                                   -                 -
                                                                                 --------------    --------------
NET INCREASE (DECREASE) IN CASH                                                        (502,462)           (3,385)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,094,141         4,219,921
                                                                                 --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $      591,679    $    4,216,536
                                                                                 ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                                       $      140,000    $      140,000
                                                                                 ==============    ==============

            See unaudited notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2007

1)   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
     Item 10 of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2006, included in the Annual Report filed on Form 10-KSB for the year then ended.

     In the opinion of the management of Electronic Sensor Technology, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2007, and the results of operations and cash flows for the three-month period ending March 31, 2007 have been included. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2006, included in the Annual Report filed on Form 10-KSB for the year then ended.

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

     d)   LINE OF CREDIT

          The Company has a revolving line of credit agreement for borrowings up to $500,000. The line of credit is secured and collateralized with a certificate of deposit in the amount of $250,000. No amounts were due under this line of credit at March 31, 2007. The line of credit expires on March 31, 2008.

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

     m)   LONG-LIVED ASSETS

          The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At March 31, 2007 no assets were impaired.

     n)   DERIVATIVE LIABILITIES

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

          The Company has registered all shares underlying the convertible debentures as well as all shares underlying the warrants related to the convertible debentures.

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

     o)   BASIC AND DILUTED EARNINGS PER SHARE

          Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants embedded conversion features (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 59,370,639 and 58,558,501 at March 31, 2007 and 2006, respectively.
          The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at March 31, 2007 and 2006, respectively, are excluded from the loss per share computation for that period due to their antidilutive effect. The Company adjusted the numerator for any changes in income or loss that would result if the contract had been recorded as an equity instrument for accounting purposes during the period. However, the Company did not adjust the numerator for interest charges during the period on the convertible debentures because it would have been anti-dilutive.

          The following sets forth the computation of basic and diluted earnings per share at March 31:


                                                                      2007              2006
                                                                 --------------    --------------
          Numerator:
            Net income (loss)                                    $   (1,353,428)   $     (271,077)
            Net other income/expense associated with
             derivative contracts                                       127,030         1,220,197
                                                                 --------------    --------------
            Net (loss) for diluted earnings per share purposes   $   (1,480,458)   $   (1,491,274)
                                                                 ==============    ==============
          Denominator:
            Denominator for basic earnings per share-
             Weighted average shares outstanding                     54,173,745        54,145,922
            Effect of dilutive warrants, embedded
             conversion features and liquidated damages                       0                 0
                                                                 --------------    --------------
          Denominator for diluted earnings per share-
           Weighted average shares outstanding                       54,173,745        54,145,922
                                                                 ==============    ==============
          Basic earnings (loss) per share                        $        (0.02)   $        (0.01)
                                                                 ==============    ==============
          Diluted earnings (loss) per share                      $        (0.03)   $        (0.03)
                                                                 ==============    ==============

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

          During the quarter, 1,520,450 stock option shares, with varying vesting terms, were granted to directors and employees of the company. The fair value of the stock options at March 31, 2007, as calculated using Black Scholes methodology, was $145,430. The fair value amount is amortized over a 48 month period with $54,409 charged to compensation expense for the first quarter of 2007.

          Additionally, 137,500 stock option shares, of which 87,500 option shares were fully vested, were issued to a consultant during the quarter. The fair value of the fully vested shares, as calculated using Black Scholes methodology, was $8,750 and charged to consulting expense. The remaining 50,000 stock option shares will vest over a 48 month period with the fair value of the respective stock option shares charged to expense when they become vested.

     q)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- including an amendment of FAS 115 ("SFAS No. 159"). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

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

     The convertible debentures and related agreements provide, among other things, for:

          1) Liquidated damages amounting to 2% per month of the outstanding principal amount, payable in cash or stock, to the debenture holders in the event that a registration statement covering the shares underlying the convertible debentures is not declared effective within 150 days of the date the debentures were issued (which was subsequently extended to February 28, 2007 as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the convertible debentures and warrants - see
               Note 7). The registration statements covering the shares underlying the convertible debentures were declared effective on November 21, 2006 and December 21, 2006, respectively.

          2) Default interest rate of 18% and a default premium of 30% of the principal amount of the debentures, payable in cash or stock. Events of default include, among other things, if a payment, whether cash or stock is not paid on time and cured within three days, if the Company's common stock is not quoted for trading for at least five trading days, if a registration is not effective within 180 days after December 7, 2005 (which was subsequently extended to February 28, 2007 as per a Forbearance and Amendment Agreement, dated September 7, 2006 with the holders of the convertible debentures and warrants (see Note 7) - the registration statements covering the shares underlying the convertible debentures and warrants were declared effective on November 21 and December 21, 2006, respectively). The default interest rate and the default premium may be converted in shares of common stock at the same prevailing rate as the remaining principal amount of the convertible debentures;

          3) A reset feature of the conversion price in the event of a subsequent equity or convertible financing with an effective price lower than the debenture conversion price, whereby the aforementioned variable conversion price of the convertible debentures is adjusted to the new lower effective price of the subsequent equity or convertible financing; and

          4) The warrants require that the Company reimburse any holder of a warrant in respect of any trading loss resulting from the failure of the Company to timely deliver shares issued pursuant to the exercise of warrants. This compensation may be paid in shares of common stock or cash. The exercise price of the warrants, which is $0.4761 per share at the date of the agreement (and was subsequently reduced to $0.4300 per share as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the warrants - see Note 7), may be further reduced if the registration statement we are required to file at the request of the warrant holders with respect to the common stock underlying the warrants is not declared effective within six months of the date of issuance of the warrants (which was subsequently extended to February 28, 2007 as per a Forbearance and Amendment Agreement, dated September 7, 2006 with the holders of the warrants - see Note 7). The registration statement covering the shares underlying the warrants was declared effective on December 21, 2006.

     In connection with the issuance of the convertible debentures, we issued 485,213 warrants to a company in partial consideration for financial advisory services, as well as paid $490,000 to this company. The warrants have the same terms as those granted to the debenture holders. The fair value of the warrants at the date of issuance amounted to approximately $136,000. We also incurred approximately $102,500 in additional professional fees relating to the issuance of the convertible debentures and warrants. The payments of professional fees and the fair value of the warrants, aggregating approximately $729,000 have been recorded as deferred financing costs. The deferred financing costs are amortized over the term of the convertible debentures. The amortization of deferred financing costs approximated $45,400 for the three-month period ending March 31, 2007.

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

     Amounts due on the convertible debentures within the next twelve months are classified as a current liability. The amount of convertible debentures payable within the next twelve months at March 31, 2007 is $777,778.

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

     The fair value of the warrants issued in connection with the February 2005 transaction at the date of issuance of the warrants and the granting of registration rights and at March 31, 2007 is as follows:

                                       At issuance             At March 31, 2007
                                       -----------             -----------------
     Freestanding warrants              $6,017,350                    $0

     The Company used the following assumptions, using the Black Scholes Model to measure the identified derivatives as follows:

     Freestanding warrants

                                      At issuance             At March 31, 2007
                                      -----------             -----------------
     Market price:                          $2.40                         $0.21
     Exercise price:                        $1.00                         $1.00
     Term:                                3 years                    1.00 years
     Volatility:                               39%                           39%
     Risk-free interest rate:                2.78%                         4.54%
     Number of warrants:                3,985,000                     3,985,000

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

     The fair value of the derivative liabilities at the date of issuance of the convertible debentures and at March 31, 2007 are as follows:

                                   At Issuance    At March 31, 2007
                                  ------------   -------------------
          Freestanding warrants   $  3,532,348   $           378,466
          Embedded conversion
           features                  3,463,542             2,851,852
          Liquidated damages           192,500                     0
          Other outstanding            143,268                     0
           warrants

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

     The Company used the following assumptions to measure the identified derivatives, using the Lattice valuation model, as follows:

     Embedded conversion features

                                   At issuance    At March 31, 2007
                                  ------------    -----------------
          Market price:           $     0.4880    $            0.21
          Conversion price:       $     0.4544    $            0.19
          Term:                        4 years           2.67 years
          Volatility:                       39%                  39%
          Risk-free interest rate:        4.39%                4.54%

     Freestanding warrants

     The derivative liability amounts to the fair value of the warrants issuable upon exercise. We computed the fair value of this embedded derivative using the Black Scholes valuation model with the following assumptions:

                                   At issuance    At March 31, 2007
                                  ------------    -----------------
          Market price:           $      0.488    $            0.21
          Exercise price:         $     0.4761    $            0.43
          Term:                        5 years           3.67 years
          Volatility:                       39%                  39%
          Risk-free interest rate:        4.39%                4.54%

     Liquidated damages

     The liquidated damages, payable in cash, are valued using the weighting probabilities and likely scenarios to estimate the amount of liquidated damages and were valued at approximately $192,500 and $0 at the date of the grant of the registration rights and at March 31, 2007, respectively.

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

     The decrease in fair value of the derivative liabilities between measurement dates, which are the date of issuance of the various debt and equity instruments and the balance sheet date, which is March 31, amounted to approximately $0.1 million and $1.2 million, and have been recorded as other income in 2007 and 2006, respectively.

6)   STOCKHOLDERS' DEFICIT

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

     During the quarter ended March 31, 2007, 1,520,450 stock option shares, with varying vesting terms, were granted to directors and employees of the company. The fair value of the granted stock options shares, as calculated using Black Scholes methodology, at March 31, 2007 was approximately $145,000, of which approximately $54,000 was charged to compensation expense in the first quarter 2007. The remaining amount will be amortized to compensation expense over future periods based on the vesting schedule of the respective stock option shares.

     Additionally, 137,500 stock option shares were granted to a consultant during the quarter ended March 31, 2007, of which 87,500 were fully vested. Consulting expense of $8,750 was recorded to reflect the fully vested stock option shares. Consulting expense will be recorded in future periods as the remaining stock option shares become fully vested. The fair value of the unvested shares $7,875, as calculated using Black Scholes methodology, is included in the derivative liability balance at March 31, 2007.

     The fair value of the options issued was based on the following assumptions: exercise price: $0.19-0.24, market value: $0.19-0.24, risk-free interest rate: 4.54%, expected dividend rate: 0%, expected volatility: 39%, term 5 years.

     The expected volatility was based on the average historical volatility of comparable publicly-traded companies.

     The weighted-average grant-date fair value of options granted during the three-month period ended March 31, 2007 amounted to $0.09 per option.

     The total compensation cost related to nonvested awards not yet recognized amounted to approximately $90,000 at March 31, 2007 and the Company expects that it will be recognized over the following weighted-average period of 17 months.

     There were a total of 2,774,450 stock option shares issued and outstanding at March 31, 2007, of which 995,750 were fully vested. The remaining stock option shares will vest as follows:

                                     Number of stock
                  Year                option Shares
           -----------------         ---------------
           Remainder of 2007               140,000
                 2008                      368,675
                 2009                      143,675
                 2010                      143,675
                 2011                      116,175

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At March 31, 2007 no assets were impaired.

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

The Company has registered all shares underlying the convertible debentures as well as all shares underlying the warrants related to the convertible debentures.

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

RESULTS OF OPERATIONS

The following tables sets forth, in $ and as a percentage of revenues, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                    THREE MONTHS ENDED MARCH 31
                                                    ----------------------------
     STATEMENT OF OPERATIONS DATA: ...............          2007         2006
                                                          --------     --------
           Revenues ..............................             100%         100%
           Cost of Sales .........................              53%          57%
           Gross Profit ..........................              47%          43%
           Operating Expenses ....................             209%         186%
           (Loss) From Operations ................            (162%)       (143%)
           Other Income (Expense) ................            (122%)         92%
           Net Income (Loss) .....................            (284%)        (51%)

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Revenues are derived from product sales and product support services. For the three months ending March 31, 2007, revenues were $477,300, compared to $532,800 for the same period in 2006. Product revenues for the quarter were 5% lower than in 2006. The decrease in product revenues results from an unfavorable sales mix. Although the number of zNose(R) units shipped during the quarter increased to 17 units from 13 units in 2006, a significant number of the shipped units were our lowest priced instrument. A more balanced sales mix is expected for the remainder of the year. Product support revenues for the quarter decreased 71% from last year due primarily to a decrease in training and after-sales support. A majority of our shipments for the quarter were to overseas customers whose training and after-sale needs are performed by the respective sales representative or distributor servicing their accounts. Training and after-sale support functions for domestic customers are performed by the Company.

Cost of Sales consist of product costs and expenses associated with product support services. For the three months ending March 31, 2007, cost of sales was $253,800, compared to $301,600 for the same period 2006. Cost of sales decreased from 57% of revenues in 2006 to 53% of revenues in 2007. The improvement was due primarily to manufacturing efficiencies resulting from continued refinement of our manufacturing processes.

Gross profit was $223,400 for the three months ending March 31, 2007, compared to $231,200 for the same period in 2006. Gross profit as a percentage of revenues improved to 47% from 43% in 2006 for the reasons noted in the cost of sales discussion above. Unit margins are expected to continue to improve as the aforementioned manufacturing efficiencies and refinement of our manufacturing processes are expected to reduce our per unit manufacturing costs.

Research and Development costs for the three months ending March 31, 2007 were $218,800 versus $211,800 for the same period in 2006. Increased engineering staffing in the area of software development resulted in personnel related expenses being approximately $16,600 greater than in 2006. This increase was offset by a reduction in engineering overhead expenses of approximately $8,700.

Selling, General and Administrative expenses for the three months ending
March 31, 2007 were $777,500, compared to $780,100 for the same period in 2006. The $2,600 decrease was primarily due to a reduction of professional and legal expenses, offset by an increase in health insurance costs and the occurrence of an additional Board of Directors meeting during the quarter.

Interest expense for the three months ending March 31, 2007 was $709,500, as compared to $730,400 for the same period in 2006. The increase in interest expense is primarily due to the amortization of debt discount and stated interest associated with our convertible debentures, which were issued in December 2005.

Other income-derivatives primarily consist of the decrease in the fair value of derivative liabilities between the measurement dates. The increase in other income for the three month period ending March 31, 2007, as compared to the prior period, is primarily attributable to a decrease in the quoted price of our common stock. Please refer to Note 5 of our accompanying financial statements for further explanation of the origin and nature of such income. We are unable to determine whether we will record further decreases in the fair value of derivative liabilities in the foreseeable future, which would be recorded as other income-derivatives. Such decreases would be generally triggered by a decrease in the fair value of our stock price, or, possibly, upon satisfaction of our convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ending March 31, 2007, net cash used by the Company for operating activities were $489,110 and $609,140 for 2007 and 2006 respectively. Cash used for the three months ending March 31, 2007 was comprised of the net loss for the period of $1,353,428, plus net non-cash items (including depreciation and amortization expenses of $13,385, issuance of stock option shares of $54,409, amortization of debt discount of $583,334, amortization of deferred financing costs of $45,386, less decrease in fair value of derivative liability of $118,280, decrease in allowance for doubtful accounts of $7,996) of $570,238 plus the net change in operating assets and liabilities of $294,080. Cash used in operations during the same three months of 2006 was comprised of the net loss for the period of $271,077, less net non-cash expenses (including depreciation and amortization expenses of $8,666, issuance of common shares for services of $21,000, amortization of debt discount of $583,333, amortization of deferred financing costs of $51,894, less decrease in fair value of derivative liability of $1,220,197) of $555,304, and plus the net change in operating assets and liabilities of $217,241.

Investing activities used cash of $13,352 in the first three months of 2007 and provided cash of $605,754 during the same period in 2006. Cash of $2,967 in 2007, and $62,924 in 2006 were used to purchase capital equipment. In 2007, there was an increase in our certificate of deposit of $10,385. Whereas in 2006, $668,678 was provided through a reduction in the amount of collateral required for the company's reduced line of credit.

There were no financing activities for the first three months of 2007 and 2006.

On March 31, 2007 the Company's cash (including cash equivalents) was $591,679, compared to $4,216,536 on March 31, 2006. The Company had a working deficit on March 31, 2007 of $1,578,621. The working deficit includes $3,238,193 for derivative liabilities - excluding this amount from current liabilities; the Company's working capital would be $1,659,572. The Company's working capital at March 31, 2006 was $551,281 - excluding derivative liabilities; working capital would be $5,102,162.

The Company has a credit facility in place with East West Bank for $500,000. No amounts were due under this line of credit at March 31, 2007. The line of credit expires on March 31, 2008.

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

ITEM 3.  CONTROLS AND PROCEDURES.

We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We granted the following options during the three months ended March 31, 2007. The options were not registered; however, the shares of common stock underlying the options are registered pursuant to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 25, 2005.

     o On January 16, 2007 we issued options to purchase 1,239,700 shares of common stock at an exercise price of $0.24 per share pursuant to our 2005 Stock Incentive Plan. Details regarding this issuance are included in the amended Current Report on Form 8-K/A that we filed on January 24, 2007.

     o On March 5, 2007 we issued options to purchase 418,250 shares of common stock at an exercise price of $0.19 per share pursuant to our 2005 Stock Incentive Plan. Details regarding this issuance are included in the Current Report on Form 8-K that we filed on March 6, 2007.

We did not repurchase any of our equity securities during the three months ended March 31, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During the three months ended March 31, 2007, there were no material defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the vote of security holders during the three months ended March 31, 2007.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit
   No.    Description
-------   --------------------------------------------------------------------

10.1 Option Agreements dated January 16, 2007, incorporated by reference herein to the description contained in the amended Current Report on Form 8-K/A filed January 24, 2007, the form of which is attached as Exhibit 10.2 to the Annual Report on Form 10-KSB filed April 15, 2005 and such form is incorporated by reference herein.

10.2 Letter Agreement dated November 1, 2006, incorporated by reference herein from Exhibit 10.1 to the amended Current Report on Form 8-K/A filed February 14, 2007.

10.3 Offer Letter dated March 15, 2006, incorporated by reference herein from Exhibit 10.2 to the amended Current Report on Form 8-K/A filed February 14, 2007.

10.4 Option Agreements dated March 5, 2007, incorporated by reference herein to the description contained in the Current Report on Form 8-K filed March 6, 2007, the form of which is attached as Exhibit 10.2 to the Annual Report on Form 10-KSB filed April 15, 2005 and such form is incorporated by reference herein.

10.5 Severance Agreement dated March 8, 2007, incorporated by reference herein from Exhibit 10.1 to the Current Report on Form 8-K filed March 13, 2007.

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

                                   ELECTRONIC SENSOR TECHNOLOGY, INC.


Dated:  May 14, 2007               By:    /s/ Teong C. Lim
                                          --------------------------------------
                                   Name:  Teong C. Lim
                                   Title: President and Chief Executive Officer
                                          (Principal Executive Officer)


Dated:  May 14, 2007               By:    /s/ Philip Yee
                                          --------------------------------------
                                   Name:  Philip Yee
                                   Title: Secretary, Treasurer and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting
                                          Officer)