Form 10QSB
period 2007-06-30
Electronic Sensor Technology, Inc
filed 2007-08-07
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended JUNE 30, 2007

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
             54,173,745 shares of common stock as of August 1, 2007

     Transitional Small Business Disclosure Format (Check one):   Yes [ ] No [X]

================================================================================

Certain statements in this quarterly report on Form 10-QSB, including those relating to the company's plans regarding business and product development; product sales and distribution; market demands and developments in the homeland security, analytical instrumentation/quality control and environmental monitoring markets; and the sufficiency of the company's resources to satisfy operation cash requirements are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may contain the words "believe," "anticipate," "expect," "predict," "estimate," "project," "will be," "will continue," "will likely result," or other similar words and phrases. Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: risks related to changes in technology, our dependence on key personnel, our ability to protect our intellectual property rights, emergence of future competitors, changes in our largest customer's business and government regulation of homeland security companies, and other factors described under the heading "Risk Factors" in our Registration Statements on Form SB-2 File Nos. 333-130900 and 333-138977, effective as of November 21, 2006 and December 21, 2006, respectively, as amended and supplemented. The forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheet (Unaudited) as of June 30, 2007                   F-1

Consolidated Statements of Operations (Unaudited) for the Three
 and Six Months Ended June 30 2007 and 2006                                  F-2

Consolidated Statements of Cash Flows (Unaudited) for the Three
 and Six Months Ended June 30, 2007 and 2006                                 F-3

Notes to Consolidated Financial Statements                                   F-4

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2007
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $         108,180
  Certificate of deposit                                                             723,082
  Certificate of deposit-restricted                                                  250,000
  Accounts receivable, net of allowance for doubtful accounts of $19,578             533,052
  Prepaid expenses                                                                    50,521
  Inventories                                                                      1,161,517
                                                                           -----------------
    TOTAL CURRENT ASSETS                                                           2,826,352
                                                                           -----------------
DEFERRED FINANCING COSTS, net of amortization of $289,619                            438,741
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $986,835                  294,479
SECURITY DEPOSITS                                                                     12,817
                                                                           -----------------
                                                                           $       3,572,389
                                                                           =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                    $         886,000
  Deferred revenues                                                                   66,667
  Derivative liabilities                                                           2,906,180
  Convertible debentures - current portion                                         1,555,556
  Obligation under capital leases due within one year                                 17,932
                                                                           -----------------
    TOTAL CURRENT LIABILITIES                                                      5,432,335
                                                                           -----------------
CONVERTIBLE DEBENTURES - long-term portion, net of
 unamortized discount of $3,305,556                                                2,138,889
LONG-TERM OBLIGATION UNDER CAPITAL LEASE                                              41,268
                                                                           -----------------
  TOTAL LIABILITIES                                                                7,612,492
                                                                           -----------------
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value 50,000,000 shares authorized,
   none issued and outstanding                                                             -
  Common stock, $.001 par value, 200,000,000 shares authorized,
   54,173,745 issued and outstanding                                                  54,174
  Additional paid-in capital                                                       8,588,711
  Accumulated deficit                                                            (12,682,988)
                                                                           -----------------
    TOTAL STOCKHOLDERS' DEFICIT                                                   (4,040,103)
                                                                           -----------------
                                                                           $       3,572,389
                                                                           =================

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Six Months Ended                      Three Months Ended
                                                              June 30,                               June 30,
                                                ----------------------------------    ----------------------------------
                                                     2007               2006               2007               2006
                                                ---------------    ---------------    ---------------    ---------------
REVENUES                                        $     1,167,778    $     1,154,224    $       690,504    $       621,407
COST OF SALES                                           585,105            592,714            331,262            291,122
                                                ---------------    ---------------    ---------------    ---------------
GROSS PROFIT                                            582,673            561,510            359,242            330,285
OPERATING EXPENSES:
Research and development                                411,109            416,144            192,322            204,345
Selling, general and administrative                   1,386,748          1,436,961            609,289            656,651
                                                ---------------    ---------------    ---------------    ---------------
  TOTAL OPERATING EXPENSES                            1,797,857          1,853,105            801,611            860,996
                                                ---------------    ---------------    ---------------    ---------------
LOSS FROM OPERATIONS                                 (1,215,184)        (1,291,595)          (442,369)          (530,711)
                                                ---------------    ---------------    ---------------    ---------------
OTHER INCOME (EXPENSE)
Other income - derivative                               459,043          1,683,119            332,013            462,922
Other income (expense)                                    1,751                  -               (103)                 -
Interest (expense)                                   (1,429,452)        (1,416,279)          (719,954)          (685,887)
                                                ---------------    ---------------    ---------------    ---------------
  TOTAL OTHER INCOME (EXPENSE)                         (968,658)           266,840           (388,044)          (222,965)
                                                ---------------    ---------------    ---------------    ---------------
NET (LOSS)                                     $    (2,183,842)   $    (1,024,755)   $      (830,413)   $      (753,676)
                                                ===============    ===============    ===============    ===============
Loss per share, basic                           $         (0.04)   $         (0.02)   $         (0.02)   $         (0.01)
                                                ===============    ===============    ===============    ===============
Weighted average number of shares, basic             54,173,745         54,159,945         54,173,745         54,173,745
                                                ===============    ===============    ===============    ===============
Loss per share, diluted                         $         (0.05)   $         (0.02)   $         (0.02)   $         (0.01)
                                                ===============    ===============    ===============    ===============
Weighted average number of shares, diluted           54,173,745         54,159,945         54,173,745         54,173,745
                                                ===============    ===============    ===============    ===============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                             --------------------------------
                                                                  2007              2006
                                                             --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $   (2,183,841)   $   (1,024,755)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                    26,184            18,865
    Decrease in allowance for doubtful accounts                      (4,784)                -
    Issuance of shares for services                                       -            21,000
    Amortization of compensation expense related to
     issuance of stock options                                       72,357                 -
    Amortization of debt discount                                 1,166,667         1,166,667
    Amortization of deferred financing costs                         90,774           103,782
    Decrease in fair value of derivative liability                 (450,293)       (1,683,119)
  Changes in assets and liabilities:
    Accounts receivable                                            (227,855)          185,625
    Inventories                                                     124,173          (224,400)
    Prepaid expenses                                                 28,249            33,214
    Accounts payable and accrued expenses                           482,083           (26,072)
    Deferred revenues                                               (25,000)          (25,000)
                                                             --------------    --------------
  Net cash provided by (used in) operating activities              (901,286)       (1,454,193)
                                                             --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in restricted security deposit                               -           668,678
    Increase in certificate of deposit                              (21,000)                -
    Purchase of property and equipment                              (63,675)          (69,265)
                                                             --------------    --------------
  Net cash provided by (used in) investing activities               (84,675)          599,413
                                                             --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITY:
    Increase in line of credit                                            -           370,000
                                                             --------------    --------------
  Net cash provided by financing activity                                 -           370,000
                                                             --------------    --------------
NET INCREASE (DECREASE) IN CASH                                    (985,961)         (484,780)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  1,094,141         4,219,921
                                                             --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $      108,180    $    3,735,141
                                                             ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                 $      281,790    $      282,236
                                                             ==============    ==============
NONCASH FINANCING AND INVESTING ACTIVITY:
  Purchase of property and equipment under capital lease     $       59,200   $             -
                                                             ==============    ==============

            See unaudited notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2007

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

     In the opinion of the management of Electronic Sensor Technology, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2007, and the results of operations and cash flows for the six month period ending June 30, 2007 have been included. The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2006, included in the Annual Report filed on Form 10-KSB for the year then ended.

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

     d)   LINE OF CREDIT

          The Company has a revolving line of credit agreement for borrowings up to $500,000. The line of credit is secured and collateralized with a certificate of deposit in the amount of $250,000. No amounts were due under this line of credit at June 30, 2007. The line of credit expires on March 31, 2008.

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

     m)   LONG-LIVED ASSETS

          The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At June 30, 2007 no assets were impaired.

     n)   CAPITAL LEASE

          On June 28, 2007, the Company entered into a capital lease under which the present value of the minimum lease payments amounted to $59,200. The present value of the minimum lease payments was calculated using a discount rate of 11.41%. The principal balance of the capital lease obligation amounted to $59,200 at June 30, 2007, including $17,900 included in the current portion of capital lease obligations in the accompanying consolidated balance sheet.

     o)   DERIVATIVE LIABILITIES

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

     p)   BASIC AND DILUTED EARNINGS PER SHARE

          Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants embedded conversion features (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 64,876,144 and 66,982,944 at June 30, 2007 and 2006, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at June 30, 2007 and 2006, respectively, are excluded from the loss per share computation for that period due to their antidilutive effect. The Company adjusted the numerator for any changes in income or loss that would result if the contract had been recorded as an equity instrument for accounting purposes during the period. However, the Company did not adjust the numerator for interest charges during the period on the convertible debentures because it would have been anti-dilutive.

          The following sets forth the computation of basic and diluted earnings per share at June 30:

                                                                        2007              2006
                                                                   --------------    --------------
          Numerator:
            Net (loss)                                             $   (2,183,842)   $   (1,024,755)
            Net other income/(expense) associated with
             derivative contracts                                         459,043         1,683,119
                                                                   --------------    --------------
            Net (loss) for diluted earnings per share purposes     $   (2,642,885)   $   (2,707,874)
                                                                   ==============    ==============
          Denominator:
            Denominator for basic earnings per share-
             Weighted average shares outstanding                       54,173,745        54,159,945
            Effect of dilutive warrants, embedded
             conversion features and liquidated damages                         0                 0
                                                                   ==============    ==============
            Denominator for diluted earnings per share-
             Weighted average shares outstanding                       54,173,745        54,159,945
                                                                   ==============    ==============
            Basic earnings (loss) per share                        $        (0.04)   $        (0.02)
                                                                   ==============    ==============
            Diluted earnings (loss) per share                      $        (0.05)   $        (0.05)
                                                                   ==============    ==============

     q)   STOCK BASED COMPENSATION

          In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No.
          25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between

          SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS No. 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

     r)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In connection with the issuance of the convertible debentures, we issued 485,213 warrants to a company in partial consideration for financial advisory services, as well as paid $490,000 to this company. The warrants have the same terms as those granted to the debenture holders. The fair value of the warrants at the date of issuance amounted to approximately $136,000. We also incurred approximately $102,500 in additional professional fees relating to the issuance of the convertible debentures and warrants. The payments of professional fees and the fair value of the warrants, aggregating approximately $729,000 have been recorded as deferred financing costs. The deferred financing costs are amortized over the term of the convertible debentures. The amortization of deferred financing costs approximated $45,400 for the three-month period ending June 30, 2007.

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

     Amounts due on the convertible debentures within the next twelve months are classified as a current liability. The amount of convertible debentures payable within the next twelve months at June 30, 2007 is approximately $1,555,600.

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

     The fair value of the warrants issued in connection with the February 2005 transaction at the date of issuance of the warrants and the granting of registration rights and at June 30, 2007 is as follows:

                                    At issuance     At June 30, 2007
                                  --------------   ------------------
      Freestanding warrants       $    6,017,350   $                0

     The Company used the following assumptions, using the Black Scholes Model to measure the identified derivatives as follows:

     Freestanding warrants

                                       At issuance      At June 30, 2007
                                     --------------    ------------------
      Market price:                  $         2.40    $             0.19
      Exercise price:                $         1.00    $             1.00
      Term:                                 3 years            0.76 years
      Volatility:                                39%                   36%
      Risk-free interest rate:                 2.78%                 4.89%
      Number of warrants:                 3,985,000             3,985,000

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

     The fair value of the derivative liabilities at the date of issuance of the convertible debentures and at June 30, 2007 are as follows:

                                           At Issuance      At June 30, 2007
                                          -------------    ------------------
         Freestanding warrants            $   3,532,348    $          131,405
         Embedded conversion features         3,463,542             2,774,775

                                           At Issuance      At June 30, 2007
                                          -------------    ------------------
         Liquidated damages                     192,500                     0
         Other outstanding warrants             143,268                     0


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

     The Company used the following assumptions to measure the identified derivatives, using the Lattice valuation model, as follows:

     Embedded conversion features

                                       At issuance      At June 30, 2007
                                     --------------    ------------------
      Market price:                  $       0.4880    $             0.19
      Conversion price:              $       0.4544    $             0.17
      Term:                                 4 years            2.45 years
      Volatility:                                39%                   36%
      Risk-free interest rate:                 4.39%                 4.89%

     Freestanding warrants

     The derivative liability amounts to the fair value of the warrants issuable upon exercise. We computed the fair value of this embedded derivative using the Black Scholes valuation model with the following assumptions:

                                       At issuance      At June 30, 2007
                                     --------------    ------------------
      Market price:                  $        0.488    $             0.19
      Exercise price:                $       0.4761    $             0.43
      Term:                                 5 years            3.42 years
      Volatility:                                39%                   36%
      Risk-free interest rate:                 4.39%                 4.89%

     Liquidated damages

     The liquidated damages, payable in cash, are valued using the weighting probabilities and likely scenarios to estimate the amount of liquidated damages and were valued at approximately $192,500 and $0 at the date of the grant of the registration rights and at June 30, 2007, respectively.

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

     The decrease in fair value of the derivative liabilities between measurement dates, which are the date of issuance of the various debt and equity instruments and the balance sheet date, which is June 30, amounted to approximately $0.5 million and $1.7 million, and have been recorded as other income in 2007 and 2006, respectively.

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

     Pursuant to the terms of the Stock Issuance Program, the purchase price per share of common stock issued is fixed by the administrator, but may not be less than 85% of the fair market value of the common stock on the issuance date, unless the recipient of a such common stock owns 10% or more of Electronic Sensor Technology's common stock, in which case the purchase price must not be less than 110% of the fair market value. Common stock may be issued in exchange for cash or past services rendered to Electronic Sensor Technology (or any parent or subsidiary of Electronic Sensor Technology). Common stock issued may be fully and immediately vested upon issuance or may vest in one or more installments, at the discretion of the administrator.

     During the first quarter ended March 31, 2007, 1,520,450 stock option shares, with varying vesting terms, were granted to directors and employees of the company. The fair value of the granted stock options shares, as calculated using Black Scholes methodology was approximately $145,000. Approximately $54,000 and $18,000 were charged to compensation expense in the first and second quarters, respectively. The remaining amount will be amortized to compensation expense over future periods based on the vesting schedule of the respective stock option shares.

     The fair value of the options issued was based on the following assumptions: exercise price: $0.19-0.24, market value: $0.19-0.24, risk-free interest rate: 4.54%, expected dividend rate: 0%, expected volatility: 39%, term 5 years. The expected volatility was based on the average historical volatility of comparable publicly-traded companies.

     The total compensation cost related to nonvested awards not yet recognized amounted to approximately $73,000 at March 31, 2007. This compensation cost will be recognized over the weighted average period of 15 months, unless the options are terminated sooner.

     There were a total of 2,774,450 stock option shares issued and outstanding at June 30, 2007, of which 1,877,250 were fully vested. The remaining stock option shares will vest as follows:

                                                Number of stock
                           Year                  option Shares
                    -------------------       --------------------
                     Remainder of 2007               62,500
                           2008                     368,675
                           2009                     143,675
                           2010                     143,675
                           2011                     116,175

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

The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At June 30, 2007 no assets were impaired.

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

RESULTS OF OPERATIONS

The following tables sets forth, in $ and as a percentage of revenues, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:


                                                          SIX MONTHS ENDED JUNE 31
                                                          ------------------------
          STATEMENT OF OPERATIONS DATA:                      2007          2006
          -----------------------------                   ----------    ----------
              Revenues ..................................        100%          100%
              Cost of Sales .............................         50%           51%
              Gross Profit ..............................         50%           49%
              Operating Expenses ........................        154%          161%

                                                          SIX MONTHS ENDED JUNE 31
                                                          ------------------------
          STATEMENT OF OPERATIONS DATA:                      2007          2006
          -----------------------------                   ----------    ----------
              (Loss) From Operations ....................       (104%)        (112%)
              Other Income (Expense) ....................        (83%)          23%
              Net Income (Loss) .........................       (187%)         (89%)


SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Revenues are derived from product sales and product support services. For the six months ending June 30, 2007, revenues were $1,167,800, compared to $1,154,200 for the same period in 2006. Product revenues were 6% greater than in 2006. The increase in product revenues results from a greater number of zNose(R) units shipped during the period, 37 units versus 29 units in 2006. Product support revenues for the quarter decreased 51% from last year due primarily to a decrease in training and after-sales support. A majority of our shipments for the six month period were to overseas customers whose training and after-sale needs are performed by the respective sales representative or distributor servicing their accounts. Training and after-sale support functions for domestic customers are performed by the Company.

Cost of Sales consist of product costs and expenses associated with product support services. For the six months ending June 30, 2007, cost of sales was $585,100, compared to $592,700 for the same period 2006. Cost of sales, as a percentage of revenues, were approximately the same as last year, 50% of revenues in 2007 versus 51% of revenues in 2006.

Gross profit was $582,700 for the six months ending June 30, 2007, compared to $561,500 for the same period in 2006. The improvement in gross revenues is attributed to the increase in sales volume for the six month period over the same period in 2006.

Research and Development costs for the six months ending June 30, 2007 were $411,100 versus $416,100 for the same period in 2006. Operating expenses were approximately $17,000 greater than in 2006. The increase is primarily attributed to development of new products. The increase in operating expenses was offset by reductions in personnel costs of $14,000 and overhead costs of $8,000.

Selling, General and Administrative expenses for the six months ending June 30, 2007 were $1,386,700, compared to $1,436,000 for the same period in 2006. The decrease in S, G & A expenses resulted from savings through reduction of outside services of approximately $124,000, selective attendance at industry conferences and trade shows of approximately $73,000; offset by increases in personnel costs of approximately $95,000 due to the addition of a Chief Operating Officer and a Director of Marketing and Sales, and increase in operating expenses of approximately $48,000 to support the company's infrastructure.

Interest expense for the six months ending June 30, 2007 was $1,429,500, as compared to $1,416,300 for the same period in 2006. The increase in interest expense is primarily due to the amortization of debt discount and stated interest associated with our convertible debentures, which were issued in December 2005.

Other income-derivatives primarily consist of the decrease in the fair value of derivative liabilities between the measurement dates. The decrease in other income for the six month period ending June 30, 2007, as compared to the prior period, is primarily attributable to a decrease in the quoted price of our common stock. Please refer to Note 5 of our accompanying financial statements for further explanation of the origin and nature of such income. We are unable to determine whether we will record further decreases in the fair value of derivative liabilities in the foreseeable future, which would be recorded as other income-derivatives. Such decreases would be generally triggered by a decrease in the fair value of our stock price, or, possibly, upon satisfaction of our convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ending June 30, net cash used by the Company for operating activities were $901,286 and $1,454,193 for 2007 and 2006 respectively. Cash used for the six months ending June 30, 2007 was comprised of the net loss for the period of $2,183,841, plus net non-cash items (including depreciation and amortization expenses of $26,184, issuance of stock option shares of $72,357, amortization of debt discount of $1,166,667, amortization of deferred financing costs of $90,774, less decrease in fair value of derivative liability of $450,293, decrease in allowance for doubtful accounts of $4,784) of $900,905 plus the net change in operating assets and liabilities of $381,650. Cash used in operations during the same six months of 2006 was comprised of the net loss for the period of $1,024,755, less net non-cash expenses (including depreciation and amortization expenses of $18,865, issuance of common shares for services of $21,000, amortization of debt discount of $1,166,667, amortization of deferred financing costs of $103,782, less decrease in fair value of derivative liability of $1,683,119) of $372,805, and plus the net change in operating assets and liabilities of $56,633.

Investing activities used cash of $143,875 in the first six months of 2007 and provided cash of $599,413 during the same period in 2006. Cash of $63,675 in 2007, and $69,265 in 2006 were used to purchase capital equipment. In 2007, there was an increase in our certificate of deposit of $21,000. Whereas in 2006, $668,678 was provided through a reduction in the amount of collateral required for the company's reduced line of credit.

There were no financing activities for the first six months of 2007. In 2006, financing activities provided $370,000 from an increase in the line of credit the company has in place with its bank.

On June 30, 2007 the Company's cash (including cash equivalents) was $108,200, compared to $3,735,100 on June 30, 2006. In addition, the company had $723,100 invested in a short-term certificate of deposit. The Company had a working deficit on June 30, 2007 of $2,606,000. The working deficit includes $2,906,200 for derivative liabilities - excluding this amount from current liabilities; the Company's working capital would be $300,200. The Company's working capital at June 30, 2006 was $436,700 - excluding derivative liabilities; working capital would be $4,524,600.

The Company has a credit facility in place with East West Bank for $500,000. No amounts were due under this line of credit at June 30, 2007. The line of credit expires on March 31, 2008.

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

ITEM 3.  CONTROLS AND PROCEDURES.

We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any unregistered equity securities or repurchase any of our equity securities during the three months ended June 30, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During the three months ended June 30, 2007, there were no material defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the vote of security holders during the three months ended June 30, 2007.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit
  No.     Description
-------   ----------------------------------------------------------------------
10.1 Offer letter between the registrant and Barry S. Howe, dated March 28, 2007, incorporated by reference herein from Exhibit 10.1 to the Current Report filed on Form 8-K on April 2, 2007.

10.2 Letter agreement between the registrant and Teong C. Lim, dated July 17, 2007, incorporated by reference herein from Exhibit 10.1 to the Current Report filed on Form 8-K on July 18, 2007.

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

                                    ELECTRONIC SENSOR TECHNOLOGY, INC.


                                    By: /s/ Barry S. Howe
                                        ----------------------------------------
Dated:  August 7, 2007              Name:  Barry S. Howe
                                    Title: President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated:  August 7, 2007              By: /s/ Philip Yee
                                        ----------------------------------------
                                    Name:  Philip Yee
                                    Title: Secretary, Treasurer and Chief
                                           Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)