Form 10QSB
period 2007-09-30
Electronic Sensor Technology, Inc
filed 2007-11-09
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the quarterly period ended SEPTEMBER 30, 2007

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
            56,756,098 shares of common stock as of November 1, 2007

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

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheet (Unaudited) as of September 30, 2007              F-1

Consolidated Statements of Operations (Unaudited) for the Three and
     Nine Months Ended September 30 2007 and 2006                            F-2

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
     Ended September 30, 2007 and 2006                                       F-3

Notes to Consolidated Financial Statements (unaudited)                       F-4

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2007
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $       558,333
  Certificate of deposit-restricted                                                12,384
  Accounts receivable, net of allowance for doubtful accounts of $1,500           370,131
  Prepaid expenses                                                                 76,743
  Inventories                                                                   1,021,945
                                                                          ---------------
    TOTAL CURRENT ASSETS                                                        2,039,536
                                                                          ---------------

DEFERRED FINANCING COSTS, net of amortization of $335,006                         393,354
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,001,270             300,240
SECURITY DEPOSITS                                                                  12,817
                                                                          ---------------
                                                                          $     2,745,947
                                                                          ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                   $       568,432
  Deferred revenues                                                                54,167
  Derivative liabilities                                                        2,852,727
  Convertible debentures - current portion                                      2,333,333
  Obligation under capital leases due within one year                              17,932
                                                                          ---------------
    TOTAL CURRENT LIABILITIES                                                   5,826,591
                                                                          ---------------
CONVERTIBLE DEBENTURES- long-term portion, net of unamortized discount
 of $2,722,223                                                                  1,944,444
LONG-TERM OBLIGATION UNDER CAPITAL LEASE                                           41,268
                                                                          ---------------
  TOTAL LIABILITIES                                                             7,812,303
                                                                          ---------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value 50,000,000 shares authorized,
   none issued and outstanding                                                          -
  Common stock, $.001 par value, 200,000,000 shares authorized,
   54,955,687 issued and outstanding                                               54,956
  Additional paid-in capital                                                    8,749,612
  Accumulated deficit                                                         (13,870,924)
                                                                          ---------------
    TOTAL STOCKHOLDERS' DEFICIT                                                (5,066,356)
                                                                          ---------------
                                                                          $     2,745,947
                                                                          ===============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Nine Months Ended                  Three Months Ended
                                                      September 30,                       September 30,
                                             --------------------------------    --------------------------------
                                                  2007              2006              2007              2006
                                             --------------    --------------    --------------    --------------
REVENUES                                     $    1,691,715    $    1,549,757    $      523,937    $      395,533
COST OF SALES                                       891,798           731,466           306,693           138,751
                                             --------------    --------------    --------------    --------------
  GROSS PROFIT                                      799,917           818,291           217,244           256,782
OPERATING EXPENSES:
Research and development                            566,661           616,597           155,552           200,453
Selling, general and administrative               1,959,224         2,060,898           572,477           623,936
                                             --------------    --------------    --------------    --------------
  TOTAL OPERATING EXPENSES                        2,525,885         2,677,495           728,029           824,389
                                             --------------    --------------    --------------    --------------
LOSS FROM OPERATIONS                             (1,725,968)       (1,859,204)         (510,785)         (567,607)
                                             --------------    --------------    --------------    --------------

OTHER INCOME (EXPENSE)
Other income (expense) - derivative                 512,496         1,411,429            53,453          (271,690)
Other income (expense)                                1,751               487                (1)              487
Interest (expense)                               (2,160,056)       (2,105,475)         (730,604)         (689,197)
                                             --------------    --------------    --------------    --------------
  TOTAL OTHER INCOME (EXPENSE)                   (1,645,809)         (693,559)         (677,152)         (960,400)
                                             --------------    --------------    --------------    --------------
NET (LOSS)                                   $   (3,371,777)   $   (2,552,763)   $   (1,187,937)   $   (1,528,007)
                                             ==============    ==============    ==============    ==============
Loss per share, basic                        $        (0.06)   $        (0.05)   $        (0.02)   $        (0.03)
                                             ==============    ==============    ==============    ==============
Weighted average number of shares, basic         54,307,255        54,164,569        54,570,035        54,173,745
                                             ==============    ==============    ==============    ==============
Loss per share, diluted                      $        (0.06)   $        (0.07)   $        (0.02)   $        (0.03)
                                             ==============    ==============    ==============    ==============
Weighted average number of shares, diluted       54,307,255        54,164,569        54,570,035        54,173,745
                                             ==============    ==============    ==============    ==============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                  --------------------------------
                                                                      2007              2006
                                                                  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $   (3,371,777)   $   (2,552,763)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                         40,620            29,836
    Decrease in allowance for doubtful accounts                          (22,862)                -
    Issuance of shares for services                                            -            21,000
    Issuance of shares for payment of interest                           140,000                 -
    Amortization of compensation expense related to issuance of
     stock options                                                        94,041                 -
    Amortization of debt discount                                      1,750,000         1,750,000
    Amortization of deferred financing costs                             136,160           136,160
    Decrease in fair value of derivative liability                      (503,746)       (1,411,430)
  Changes in assets and liabilities:
    Accounts receivable                                                  (46,856)          146,242
    Inventories                                                          263,745          (395,632)
    Prepaid expenses                                                       2,024              (622)
    Accounts payable and accrued expenses                                164,516           (40,816)
    Deferred revenues                                                    (37,500)          (37,500)
                                                                  --------------    --------------
  Net cash provided by (used in) operating activities                 (1,391,635)       (2,355,525)
                                                                  --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in restricted security deposit                              237,616           668,678
    Decrease in certificate of deposit                                   702,082                 -
    Purchase of property and equipment                                  (143,071)         (124,057)
    Increase in capital lease obligation                                  59,200
                                                                  --------------    --------------
  Net cash provided by (used in) investing activities                    855,827           544,621
                                                                  --------------    --------------
NET INCREASE (DECREASE) IN CASH                                         (535,808)       (1,810,904)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       1,094,141         4,219,921
                                                                  --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $      558,333    $    2,409,017
                                                                  ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                      $      145,919    $      434,477
                                                                  ==============    ==============
NONCASH FINANCING AND INVESTING ACTIVITY:
  Purchase of property and equipment under capital lease          $       59,200    $            -
                                                                  ==============    ==============

            See unaudited notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               SEPTEMBER 30, 2007

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

     In the opinion of the management of Electronic Sensor Technology, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2007, and the results of operations and cash flows for the nine month period ending September 30, 2007 have been included. The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2006, included in the Annual Report filed on Form 10-KSB for the year then ended.

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

     c)   CERTIFICATE OF DEPOSIT - RESTRICTED

          The Company's credit card liability is secured and collateralized with a certificate of deposit in the amount of approximately $12,000.

     d)   ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

     m)   LONG-LIVED ASSETS

          The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At September 30, 2007 no assets were impaired.

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

     p)   BASIC AND DILUTED EARNINGS PER SHARE

          Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants embedded conversion features (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 113,691,626 and 45,278,509 at September 30, 2007 and 2006, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at September 30, 2007 and 2006, respectively, are excluded from the loss per share computation for that period due to their antidilutive effect. The Company adjusted the numerator for any changes in income or loss that would result if the contract had been recorded as an equity instrument for accounting purposes during the period. However, the Company did not adjust the numerator for interest charges during the period on the convertible debentures because it would have been anti-dilutive.

          The following sets forth the computation of basic and diluted earnings per share at September 30:

                                                                    2007            2006
                                                                ------------    ------------
          Numerator:
            Net (loss)                                          $ (3,371,777)   $ (2,552,763)
            Net other income/(expense) associated with
             derivative contracts                                    512,496       1,411,429
                                                                ------------    ------------
            Net (loss) for diluted earnings per share purposes  $ (3,884,273)   $ (3,964,192)
                                                                ============    ============

          Denominator:
            Denominator for basic earnings per share-
             Weighted average shares outstanding                  54,307,255      54,164,569
            Effect of dilutive warrants, embedded
             conversion features and liquidated damages                    0               0
                                                                ------------    ------------
            Denominator for diluted earnings per share-
             Weighted average shares outstanding                  54,307,255      54,164,569
                                                                ============    ============
          Basic earnings (loss) per share                       $      (0.06)   $      (0.05)
                                                                ============    ============
          Diluted earnings (loss) per share                     $      (0.07)   $      (0.07)
                                                                ============    ============

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

     In connection with the issuance of the convertible debentures, we issued 485,213 warrants to a company in partial consideration for financial advisory services, as well as paid $490,000 to this company. The warrants have the same terms as those granted to the debenture holders. The fair value of the warrants at the date of issuance amounted to approximately $136,000. We also incurred approximately $102,500 in additional professional fees relating to the issuance of the convertible debentures and warrants. The payments of professional fees and the fair value of the warrants, aggregating approximately $729,000 have been recorded as deferred financing costs. The deferred financing costs are amortized over the term of the convertible debentures. The amortization of deferred financing costs approximated $45,400 for the three-month period ending September 30, 2007.

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

     Amounts due on the convertible debentures within the next twelve months are classified as a current liability. The amount of convertible debentures payable within the next twelve months at September 30, 2007 is approximately $2,333,333.

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

     The fair value of the warrants issued in connection with the February 2005 transaction at the date of issuance of the warrants and the granting of registration rights and at September 30, 2007 is as follows:

                                     At issuance          At September 30, 2007
                               -----------------------   -----------------------
     Freestanding warrants     $             6,017,350   $                     0

     The Company used the following assumptions, using the Black Scholes Model to measure the identified derivatives as follows:

     Freestanding warrants

                                    At issuance         At September 30, 2007
                               ---------------------   -----------------------
     Market price:             $                2.40   $                  0.09
     Exercise price:           $                1.00   $                  1.00
     Term:                                   3 years                0.51 years
     Volatility:                                  39%                       36%
     Risk-free interest rate:                   2.78%                     4.03%
     Number of warrants:                   3,985,000                 3,985,000

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

     The fair value of the derivative liabilities at the date of issuance of the convertible debentures and at September 30, 2007 are as follows:

                                           At Issuance     At September 30, 2007
                                         ---------------   ---------------------
          Freestanding warrants          $     3,532,348   $                 875
          Embedded conversion features         3,463,542               2,851,852
          Liquidated damages                     192,500                       0
          Other outstanding warrants             143,268                       0

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

     The Company used the following assumptions to measure the identified derivatives, using the Lattice valuation model, as follows:

     Embedded conversion features

                                       At issuance        At September 30, 2007
                                   --------------------   ---------------------
     Market price:                 $             0.4880   $                0.09
     Conversion price:             $             0.4544   $                0.08
     Term:                                      4 years               2.2 years
     Volatility:                                     39%                     36%
     Risk-free interest rate:                      4.39%                   4.03%

     Freestanding warrants

     The derivative liability amounts to the fair value of the warrants issuable upon exercise. We computed the fair value of this embedded derivative using the Black Scholes valuation model with the following assumptions:

                                       At issuance        At September 30, 2007
                                   --------------------   ---------------------
     Market price:                 $              0.488   $                0.09
     Exercise price:               $             0.4761   $                0.43
     Term:                                      5 years              3.17 years
     Volatility:                                     39%                     36%
     Risk-free interest rate:                      4.39%                   4.03%

     Liquidated damages

     The liquidated damages, payable in cash, are valued using the weighting probabilities and likely scenarios to estimate the amount of liquidated damages and were valued at approximately $192,500 and $0 at the date of the grant of the registration rights and at September 30, 2007, respectively.

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

     The decrease in fair value of the derivative liabilities between measurement dates, which are the date of issuance of the various debt and equity instruments and the balance sheet date, which is September 30, amounted to approximately $0.5 million and $1.4 million, and have been recorded as other income in 2007 and 2006, respectively.

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

     During the first quarter ended March 31, 2007, 1,520,450 stock option shares, with varying vesting terms, were granted to directors and employees of the company. The fair value of the granted stock options shares, as calculated using Black Scholes methodology was approximately $145,000. The fair value of the options issued was based on the following assumptions: exercise price: $0.19-0.24, market value: $0.19-0.24, risk-free interest rate: 4.54%, expected dividend rate: 0%, expected volatility: 39%, and term: 5 years. The expected volatility was based on the average historical volatility of comparable publicly-traded companies.

     During the three months ended September 30, 2007, the Company granted stock options to the CEO/President to acquire a total of 1,000,000 shares of common stock at $0.20 per share. The fair value of the granted stock options shares, using Black Scholes methodology was approximately $80,000. Stock options totaling 100,000 shares were vested when granted, and the remaining 900,000 option shares will vest as follow: 225,000 on April 11, 2008; 225,000 on April 11, 2009; 225,000 on April 11, 2010; and 225,000 on
     April 11, 2011. The fair value of the options issued was based on the following assumptions: exercise price: $0.20, term: 4.46 years, expected volatility: 36%, expected dividend rate: zero, and risk-free interest rate:
     4.03%. The expected volatility was based on the average historical volatility of comparable publicly-traded companies.

     During the three months ended September 30, 2007, no options were exercised.

     Approximately $54,000, $18,000 and $22,000 were charged to compensation expense in the first, second and third quarters, respectively. The remaining amount will be amortized to compensation expense over future periods based on the vesting schedule of the respective stock option shares. The total compensation cost related to nonvested awards not yet recognized amounted to approximately $131,000 at September 30, 2007. This compensation cost will be recognized over the weighted average period of the remaining terms of the stock options, unless the options are terminated sooner.

     There were a total of 3,765,150 stock option shares issued and outstanding at September 30, 2007, of which 2,077,250 were fully vested. The remaining stock option shares will vest as follows:

                                          Number of stock
                            Year           option Shares
                      -----------------   ---------------
                      Remainder of 2007            25,000
                            2008                  591,350
                            2009                  366,350
                            2010                  366,350
                            2011                  338,850

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

The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At September 30, 2007 no assets were impaired.

The Company accounts for its liquidated damages pursuant to Emerging Issue Task Force ("EITF") 05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-

19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". In December 2006, FASB issued FASB Staff Position No. EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP 00-19-2"), which superseded EITF 05-04. FSP 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with FASB Statement No.5, "Accounting for Contingencies". The registration statement payment arrangement should be recognized and measured as a separate unit of account from the financial instrument(s) subject to that arrangement. If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, such contingent liability is included in the allocation of proceeds from the related financing instrument. Pursuant to EITF 05-04, View C, the liquidated damages paid in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. FSP00-19-2 did not have an impact on the Company's accounting of the liquidated damages.

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

RESULTS OF OPERATIONS

The following tables sets forth, in $ and as a percentage of revenues, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                NINE MONTHS ENDED SEPTEMBER 30
                                                ------------------------------
          STATEMENT OF OPERATIONS DATA:              2007             2006
          -----------------------------------   --------------   -------------
          Revenues...........................              100%            100%
          Cost of Sales......................               53%             47%
          Gross Profit.......................               47%             53%
          Operating Expenses.................              149%            173%
          (Loss) From Operations.............             (102%)          (120%)
          Other Income (Expense).............              (97%)           (45%)

                                                NINE MONTHS ENDED SEPTEMBER 30
                                                ------------------------------
          STATEMENT OF OPERATIONS DATA:              2007             2006
          -----------------------------------   --------------   -------------
          Net Income (Loss)..................             (199%)          (165%)

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues are derived from product sales and product support services. For the nine months ending September 30, 2007, revenues were $1,691,700, compared to $1,549,800 for the same period in 2006. Product revenues were 15% greater than in 2006. The increase in product revenues results from a greater number of zNose(R) instruments shipped during the period, 52 instruments versus 39 instruments in 2006. Through September 30, 2007, product support revenues are 49% below last year due primarily to a decrease in training and after-sales support. A majority of our shipments for the nine month period were to overseas customers whose training and after-sale needs are performed by the respective sales representative or distributor servicing their accounts. Training and after-sale support functions for domestic customers are performed by the Company.

Cost of Sales consist of product costs and expenses associated with product support services. For the nine months ending September 30, 2007, cost of sales was $891,800, compared to $731,500 for the same period 2006. For the period, cost of sales, as a percentage of revenues, were 58% versus 35% in 2006. Cost of sales for the period was negatively impacted by overhead spending variances of approximately $93,000 resulting from a shut down of production to work-off on-hand inventory. Excluding the impact of the variances, cost of sales for third quarter 2007 would be 41% of revenues. Production will be limited for the remainder of the year as the Company continues its effort to reduce on-hand inventory.

Gross profit was $799,900 for the nine months ending September 30, 2007, compared to $818,300 for the same period in 2006. Despite the increase in revenues, the decrease in gross profit is attributed to write-off of overhead production variances to cost of sales as noted above, and to a lesser extent, to sales mix in which a proportionately larger number of lower margin instruments were sold in 2007 than in 2006.

Research and Development costs for the nine months ending September 30, 2007 were $566,700 versus $616,600 for the same period in 2006. The $49,900 decrease in R&D expenses is attributed a reduction of personnel expenses due to a reduction of census ($48,000), reduction of overhead expenses ($17,700), offset by an increase in patent attorney fees incurred to register the company's new technologies ($15,800).

Selling, General and Administrative expenses for the nine months ending September 30, 2007 were $1,959,200, compared to $2,060,900 for the same period in 2006. The $101,700 decrease in S, G & A expenses resulted from savings through reduction of outside services of approximately $166,500, selective attendance at industry conferences and trade shows of approximately $90,900; offset by increases in personnel costs of approximately $78,200 for additional personnel, and operating expenses of approximately $77,500 to support the company's infrastructure.

Interest expense for the nine months ending September 30, 2007 was $2,160,100, as compared to $2,105,500 for the same period in 2006. Interest expense results primarily from the amortization of debt discount and stated interest associated with our convertible debentures, which were issued in December 2005. The increase in interest expense for 2007 is due primarily to a reduction of offsetting interest income earned from short-term investment of the company's excess funds.

Other income-derivatives primarily consist of the decrease in the fair value of derivative liabilities between the measurement dates. The decrease in other income for the nine month period ending September 30, 2007, as compared to the prior period, is primarily attributable to a decrease in the quoted price of our common stock. Please refer to Note 5 of our accompanying financial statements for further explanation of the origin and nature of such income. We are unable to determine whether we will record further decreases in the fair value of derivative liabilities in the foreseeable future, which would be recorded as other income-derivatives. Such decreases would be generally triggered by a decrease in the fair value of our stock price, or, possibly, upon satisfaction of our convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ending September 30, net cash used by the Company for operating activities were $1,391,635 and $2,355,525 for 2007 and 2006 respectively. Cash used for the nine months ending September 30, 2007 was comprised of the net loss for the period of $3,371,777, plus net non-cash items (including depreciation and amortization expenses of $40,620, issuance of common shares for payment of interest of $140,000, issuance of stock option shares of $94,041, amortization of debt discount of $1,750,000, amortization of deferred financing costs of $136,160, less decrease in fair value of derivative liability of $503,746, decrease in allowance for doubtful accounts of $22,862) of $1,634,213 plus the net change in operating assets and liabilities of $345,929. Cash used in operations during the same nine months of 2006 was comprised of the net loss for the period of $2,552,763, plus net non-cash expenses (including depreciation and amortization expenses of $29,836, issuance of common shares for services of $21,000, amortization of debt discount of $1,750,000, amortization of deferred financing costs of $136,160, less decrease in fair value of derivative liability of $1,411,430) of $525,566, and less the net change in operating assets and liabilities of $328,328.

Investing activities provided cash of $855,827 in the first nine months of 2007 and provided cash of $544,621 during the same period in 2006. Cash of $143,071 in 2007, and $124,057 in 2006 were used to purchase capital equipment. In 2007, there was a decrease in our certificate of deposit of $702,082 and $237,616 was additionally provided through our cancellation of the company's line of credit which freed up collateral required by the credit line. In 2006, $668,678 was provided through a reduction in the amount of collateral required for the company's reduced line of credit.

There were no financing activities for the first nine months of 2007 and 2006.

On September 30, 2007 the Company's cash (including cash equivalents) was $558,000, compared to $2,409,000 on September 30, 2006. The Company had a working deficit on September 30, 2007 of $3,787,100. The working deficit includes $2,852,700 for derivative liabilities - excluding this amount from current liabilities; the Company's working capital deficit be $934,400. The Company's working deficit at September 30, 2006 was $519,400 - excluding derivative liabilities; working capital would be $3,840,200.

During the quarter, the Company has cancelled its credit facility with East West Bank.

The Company's current cash balance is not expected to be adequate to fund operations beyond the first quarter of 2008. As such, the Company is actively seeking additional funding to provide necessary working capital for operations and implementation of its business strategy of creating a sales and marketing staff for the marketing, advertising and selling of the zNose(R) family of chemical detection products, increasing distribution channels both in the U.S. and foreign countries, introducing new products, improving existing product lines and development of a strong corporate infrastructure. There can be no assurance that any financing will be available through any bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company's shares.

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

ITEM 3. CONTROLS AND PROCEDURES.

We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued 502,677 shares of our common stock to Midsummer Investment, Ltd. on August 14, 2007 and 279,265 shares of our common stock to Islandia, LP on August 17, 2007 as interest on the debentures issued to Midsummer and Islandia on December 7, 2005, which are more fully described in our Registration Statements numbers 33-130700 and 333-138977, effective November 11, 2006 and December 21, 2006, respectively, as amended and supplemented, at a conversion rate of $0.1790415 per share. The issuance of such shares of common stock was unregistered; however, the resale of such shares by Midsummer and Islandia is registered pursuant to such Registration Statements. Each of Midsummer and Islandia represented that is an "accredited investor", as defined in Rule 501(a)(1), (2), (3), (7) or (8) under the Securities Act, or a "qualified institutional buyer", as defined in Rule 144A(a) under the Securities Act, and is not required to be registered as a broker-dealer under Section 15 of the Securities Exchange Act of 1934, as amended.

We did not repurchase any of our equity securities during the three months ended September 30, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the three months ended September 30, 2007, there were no material defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 16, 2007, we held our annual meeting of shareholders, at which the following directors were elected: James H. Frey, Teong C. Lim, Francis H. Chang, Mike Krishnan, James Wilburn, Lewis Larson and Michel Amsalem. The vote tabulation for each such director was as follows:

                                                           Abstentions and Broker
Director           Votes For   Votes Against or Withheld          Non-Votes
----------------   ---------   -------------------------   ----------------------
James H. Frey      46,110,591        672,717                          0
Teong C. Lim       46,071,591        711,717                          0
Francis H. Chang   46,099,991        683,317                          0
Mike Krishnan      46,113,641        669,667                          0
James Wilburn      46,110,691        672,617                          0
Lewis Larson       46,113,091        670,217                          0
Michel Amsalem     46,100,891        682,417                          0

Since the annual meeting, our board of directors has been expanded and our President and Chief Executive Officer, Barry S. Howe, was appointed to fill the vacancy, and Mike Krishnan retired and was replaced by Rita Benoy

Bushon, as more fully described in our Current Reports on Form 8-K filed on July 18, 2007 and December 31, 2007, respectively.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
   No.    Description
-------   --------------------------------------------------------------------
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

                                    ELECTRONIC SENSOR TECHNOLOGY, INC.


                                    By:  /s/ Barry S. Howe
                                        ----------------------------------------
Dated: November 9, 2007             Name:  Barry S. Howe
                                    Title: President and Chief Executive Officer
                                           (Principal Executive Officer)


Dated: November 9, 2007             By:  /s/ Philip Yee
                                        ----------------------------------------
                                    Name:  Philip Yee
                                    Title: Secretary, Treasurer and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)