Form 10KSB
period 2007-12-31
Electronic Sensor Technology, Inc
filed 2008-04-08
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2007

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of each exchange on
          Title of each class                         which registered
          -------------------                     ------------------------
                  None.                                     N/A

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $0.001
                         ------------------------------
                                (Title of class)

          Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.                                     [ ]

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

          Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                       Yes [ ] No [X]

          State issuer's revenues for its most recent fiscal year. $2,198,204

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $4,132,354 as of March 1, 2008

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 155,853,385 shares of common stock as of April 1, 2008

                       DOCUMENTS INCORPORATED BY REFERENCE

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

          We believe that our products have broad applications in the homeland security, analytical instrumentation/quality control, and environmental monitoring and detection markets. We are involved in ongoing product research and development efforts in that regard. We have also concentrated our efforts on further product development, testing and proving, and continuing to expand our sales and support organization.

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

    (iii) as a result of the mergers of (i) and (ii), Electronic Sensor Technology, Inc. indirectly acquired the partnership interests of Electronic Sensor Technology, L.P.; and

     (iv) Electronic Sensor Technology, Inc. issued 20,000,000 shares of its common stock to the shareholders of Amerasia Technology and L&G Sensor Technology.

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

          Homeland Security. According to published sources, the homeland security market is a multi-billion dollar market and is projected to remain as such in the foreseeable future. We believe that detection and analysis of chemical compounds will aid greatly in various homeland security efforts including:

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

          Environmental Monitoring and Detection. The zNose(R) has been serving rapid on-location needs in detection and monitoring of toxic chemicals in the water for environmental protection purposes. The zNose(R) was used by the China Environmental Protection Agency (China EPA) to detect and monitor toxic flows in a river caused by a chemical spill after a chemical plant explosion in northeastern China. This industrial accident contaminated the major water sources located near the plant. The zNose(R) is also used by the China Environmental Protection Agency (EPA) to determine the safety of drinkable water on a near real-time basis.

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

          We currently manufacture and sell three zNose(R) models designated as Model 4200 (Handheld Unit), Model 4300 (Portable Unit) and Model 7100 (Bench Top
Unit). Model 4200 is designed for portability and for applications requiring quick and accurate vapor screening in the field. Model 4300 is also designed for portability and can operate outdoors with the same capabilities of Model 4200 without the need for an external power source. Model 7100 is designed for laboratory testing and is ideal for testing water and product quality control samples. Both Model 4200 and Model 7100 weigh approximately 27 pounds, not including a laptop computer that must be used with each zNose(R). Model 4300 weighs approximately 24 pounds, not including the laptop computer, but also includes a battery charger that weighs approximately 8 pounds. The Model 4200 has two housings

(the case and the detector head) and a laptop computer. The case of the Model 4200 is 10" x 12" x 6" and weighs 20 pounds and the detector head of the Model 4200 is 4.25" x 12" x 7" and weighs 7 pounds. The components and dimensions of the Model 4300 are similar to the Model 4200, but the battery charger of the Model 4300 is 5.5" x 13.5" x 5.5. The Model 7100 is packaged in a single housing and also requires a laptop computer. The dimensions of the Model 7100 packaging are 14.3" x 14.3" x 7.5". Both the Model 4200 and Model 7100 are powered by a standard AC electrical outlet, and both models adapt to standard outlets in North America, Asia and Europe (i.e., the zNose(R) may be operated by a 110 volt or 220 volt power source). All three models can be produced in one of two basic vapor sensing configurations: volatile and semi-volatile. The volatile configuration can detect volatile organic compounds, such as benzene. The semi-volatile configuration can detect heavier vapors such as those found in explosives and drugs.

          During 2007, we developed Models 8100 and 7300. Model 8100 is designed as a fixed installation unit for indoor ambient air monitoring. It can also be used for building security monitoring applications. It is designed to be operated remotely from a central control station via a Bluetooth control link. Model 7300 is a bench top unit similar in configuration to the Model 7100 minus the internal helium container. Operation of the Model 7300 requires an external helium source.

          We have designs to produce a hand-held zNose(R) that is smaller than the Model 4300 for the commercial market. This model is designed to meet the needs of law enforcement, manufacturing process monitoring, and environmental monitoring. We plan to develop a separate version of the mini-zNose(R) to be used as a personal nerve agent detector for the military and security markets.

Accessories

          We offer several lines of accessory products such as calibration devices, sample desorbers, MicroSense Software(C), and GPS receivers. An example is our Model 3100 which provides a calibrated vapor source as well as a tool for extracting vapors from solid and liquid samples.

SALES AND DISTRIBUTION

          We sell our zNose(R) product through distribution channels including equipment distributors and sales representatives both in the U.S. and in over 20 foreign countries, e-commerce, customer referrals, and GSA contracted suppliers. We entered into an agreement with eScreen Sensor Solutions to be a distributor in Israel, the Caribbean, the State of Florida, and Central and South America on October 16, 2003. As part of the agreement, eScreen paid us an up-front fee of $250,000 in 2004. We entered into an agreement with TechMondial, Ltd. to be a distributor in the countries of the European Community, Romania, Bulgaria, Turkey, Croatia and Switzerland on October 21, 2005. In 2005, we selected Beijing R&D Technology Co., Ltd. to be our exclusive distributor in China. We entered into an agreement with Macrochem JSC to be a distributor in the countries of Germany, Russia, and Ukraine on March 27, 2006. We entered into an agreement with Analytical Solutions and Product B.V. to be a distributor in the Benelux countries on January 15, 2007. Also, on December 3, 2007, we entered into an agreement with Breckbuhler, AG to be a distributor in the countries of Switzerland, France, Austria, and Italy.

          All sales representatives and distributors are required to attend a three-day training course conducted at our headquarters in Newbury Park, California. We advertise in selected industry trade journals and trade conventions. We are working to build a dedicated marketing and sales team. We historically generated sales from both domestic and international customers, each of which accounted for approximately 50% of our sales in the past. However, for the fiscal years ending December 31, 2006 and December 31, 2007, international customers accounted for approximately two-thirds of our total sales. We expect a similar split among domestic and international sales to continue. All of our customers pay us in U.S. dollars. Major domestic customers include the U.S. Armed Forces, Proctor & Gamble, United States Department of Agriculture, and S.C. Johnson. Major international customers include Beijing R&D Technology Company Ltd. in China, Kosmo Scientific Co. in Korea, and Macrochem Corp. in Ukraine.

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

MANUFACTURING AND RAW MATERIALS

          We design, prototype and manufacture our products at our headquarters. Our manufacturing facilities adhere to ISO9001 manufacturing methods (quality standards developed by the International Organization for Standardization, which have been adopted by many countries around the world). We contract out the manufacturing and assembling of certain components to subcontractors. Our current annual manufacturing capacity is approximately 300 zNose(R) units. The principal components to our products are computer chips, circuit boards, transformers and sensory devices. The prices for these components are subject to market forces largely beyond our control, including energy costs, market demand, and freight costs. The prices for these components have varied significantly in the past and may vary significantly in the future. Our principal suppliers of components and raw materials include: Sigma Aldrich Co. of Bellefonte, Pennsylvania, American Precision of Chatsworth, California, Machine Works LLC of Santa Paula California, Clayton Controls of Costa Mesa, California, and Syncor Industries, Inc. of Ventura, California.

CUSTOMERS

          In 2007, we had approximately 41 customers. Our largest customer in 2007, Beijing R&D Technology Company Ltd. (which is our exclusive distributor in China), purchased 36 of the total 66 zNose(R) units sold by us in 2007, constituting approximately 55% of the zNose(R) units sold in 2007. Our largest customers are (1) Beijing R&D Technology Company Ltd. of China, (2) United States Armed Forces and (3) Proctor and Gamble Co.

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

RESEARCH AND DEVELOPMENT

          Our research and development program consists of developing technologies related to enhancing our electronic nose product and making it more portable. Fees related to research and development include consulting fees, technical fees, and research, development and testing of our zNose(R) product. We spent approximately $834,000 in 2006 and $745,000 in 2007 on research and development activities, none of which was borne directly by customers.

EMPLOYEES

          As of December 31, 2007 we had a total of 19 full-time employees and 1 consultant. In addition to management, we employ sales people, administrative staff, and development and technical personnel. From time to time, we may employ independent consultants or contractors to support our research and development, marketing, sales and support, and administrative organizations. No collective bargaining units represent our employees and Electronic Sensor Technology is not party to any labor contracts.

CAPITALIZATION

          The following table sets forth our capitalization as of December 31, 2007. The figures in the table are derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. All information below excludes any securities issued subsequent to December 31, 2007.

                                December 31, 2007

          Long-term debt..............................................   $      2,527,777
          Stockholders' deficit:
                  Common stock; $0.001 par value; 200,000,000
                   Shares authorized; 56,756,098 shares issued
                   and outstanding....................................   $         56,756
                  Additional paid-in capital..........................   $      8,939,562
                  Accumulated deficit.................................   $    (14,873,789)
                                                                         ----------------
          Total Stockholders' deficit.................................   $     (5,877,471)
                                                                         ----------------
          Total capitalization........................................   $     (3,349,694)
                                                                         ================

Item 2.   Description of Property.

          We lease approximately 13,500 square feet of office space and production facilities at 1077 Business Center Circle, Newbury Park, California. Our current lease expires on September 30, 2010. The lease payments are currently $11,774 per month, and increase by 3% per annum on October 1, 2008. The facility serves as our headquarters and research and development and manufacturing facility. This property is in good condition and is suitable and adequate for our uses. We do not believe this property is subject to any material competitive conditions. Our management is of the opinion that this property is adequately covered by insurance.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

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

                       QUARTERLY COMMON STOCK PRICE RANGES

                                         2007
                                   ---------------
               QUARTER ENDED        HIGH      LOW
               -----------------   ------   ------
               December 31         $  .19   $  .04
               September 30           .22      .06
               June 30                .26      .18
               March 31               .29      .13

                                         2006
                                   ---------------
               QUARTER ENDED        HIGH      LOW
               -----------------   ------   ------
               December 31         $  .48   $  .21
               September 30           .40      .20
               June 30                .29      .17
               March 31               .41      .19

          Source: Yahoo! Finance.

          There were 43 record holders of our common stock as of March 1, 2008. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

          The following table illustrates, as of December 31, 2007, information relating to all of our equity compensation plans:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                 Number of securities
                                Number of securities to     Weighted average     remaining available
                                be issued upon exercise    exercise price of     for future issuance
                                of outstanding options,   outstanding options,     under the equity
Plan Category                     warrants and rights     warrants and rights     compensation plan
-----------------------------   -----------------------   --------------------   --------------------
Equity compensation plans
 approved by security holders                         0                    N/A                      0
Equity compensation plans not
 approved by security holders                 3,437,950   $                .41              1,562,050(1)
Total                                         3,437,950   $                .41              1,562,050

(1) This amount represents the remainder of the 5,000,000 shares of our common stock authorized for issuance under the Electronic Sensor Technology, Inc. 2005 Stock Incentive Plan, less 3,437,950, the number of shares of common stock underlying outstanding options granted pursuant to the Stock Incentive Plan as of December 31, 2007.

ELECTRONIC SENSOR TECHNOLOGY, INC. 2005 STOCK INCENTIVE PLAN

          A description of the Electronic Sensor Technology, Inc. 2005 Stock Incentive Plan is set forth in Note 7 to the company's consolidated financial statements under the heading "Options" included in this annual report and is incorporated herein by reference.

RECENT SALES OF UNREGISTERED SECURITIES

          We did not repurchase any of our equity securities during the period covered by this annual report. All sales of unregistered equity securities during the period covered by this annual report have previously been included on our current report on Form 8-K filed January 16, 2008.

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

          Electronic Sensor Technology reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At December 31, 2007 no assets were impaired.

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

          We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. SFAS No. 109, "Accounting for Income Taxes", requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. We determined that a valuation allowance of approximately $3,300,000 relating to net operating loss carryovers was necessary to reduce our deferred tax assets to the amount that will more likely than not be realized. As a result, at December 31, 2007 the company has no net deferred tax assets. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes. In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

          The following table sets forth certain items included in our Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                                Year Ended
                                                               December 31,                Variation $       Variation %
                                                     --------------------------------        2007 vs           2007 vs
                                                          2007              2006              2006              2006
                                                     --------------    --------------    --------------    --------------
In $
REVENUES                                             $    2,198,204    $    2,180,208            17,996               1.0%
COST OF SALES                                             1,356,719         1,085,056          (271,663)            (25.0%)
                                                     --------------    --------------    --------------
    GROSS PROFIT                                            841,485         1,095,152          (253,667)            (23.2%)

OPERATING EXPENSES:
  Research and development                                  744,646           833,791            89,145              10.7%
  Selling                                                   664,838           822,954           158,116              19.2%
  Compensation                                              787,114           655,045          (132,069)            (20.2%)
  General and administrative                              1,078,651         1,200,800           122,149              10.2%
                                                     --------------    --------------    --------------
    TOTAL OPERATING EXPENSES                              3,275,249         3,512,590           237,341               6.8%
                                                     --------------    --------------    --------------
LOSS FROM OPERATIONS                                     (2,433,764)       (2,417,438)          (16,326)             (1.0%)

OTHER INCOME AND EXPENSE:
  Other income - derivative liabilities                     987,805         2,414,605        (1,426,800)            (59.1%)
  Other income                                                1,854             2,140              (286)            (13.4%)
  Gain (loss) on sale of property and equipment              (6,051)           (1,615)           (4,436)           (274.7%)
  Interest expense                                       (2,924,486)       (2,809,682)         (114,804)             (4.1%)
                                                     --------------    --------------    --------------
    TOTAL OTHER INCOME (EXPENSE)                         (1,940,878)         (394,552)       (1,546,326)           (391.1%)
                                                     --------------    --------------    --------------
NET INCOME (LOSS)                                    $   (4,374,642)   $   (2,811,990)       (1,562,652)            (55.6%)
                                                     ==============    ==============    ==============

          The following table sets forth, as a percentage of revenues, certain items included in our Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                               Year Ended
                                                              December 31,
                                                            ---------------
                                                             2007     2006
                                                            ------   ------
               As a % of revenues

               REVENUES                                        100%     100%
               COST OF SALES                                    62%      49%
               GROSS PROFIT                                     38%      51%
               OPERATING EXPENSES                              149%     161%
               LOSS FROM OPERATIONS                           (111%)   (110%)
               OTHER INCOME AND EXPENSE                        (88%)    (18%)
               NET INCOME (LOSS)                              (199%)   (128%)

          Revenues primarily consist of the sale of our zNose products. Revenues in 2007 were flat compared to 2006. Product revenues increased approximately 4.4% over 2006 as a result of a greater number of zNose units shipped, 66 units versus 58 units. The increase in product revenues was offset by a 45% decrease in product support revenues. The decline in product support sales was due primarily to a decrease in training and after-sales support. A majority of our sales were to overseas customers whose training and after-sales support needs are performed by the respective sales representative or distributor servicing their accounts. Training and after-sales support functions for domestic customers are performed by the company.

          Cost of Sales primarily consist of manufacturing costs and licensing fees. The increase in cost of sales for the year ended December 31, 2007, compared to the respective period in 2006 was due primarily to $193,000 in labor and overhead spending variances which resulted from an extended slow down of production to work-off on-hand inventories. Cost of sales was also negatively impacted by an unfavorable sales mix as shipments of our lowest margin instrument more than doubled that shipped in 2006, and an increase in inventory write-offs related to materials identified as excess or obsolete.

          Research and development expenses primarily consist of salaries and related benefits, material and supplies associated with our efforts in developing and enhancing our products. In 2007, research and development expenses decreased 10.7% from 2006. The decrease is primarily attributable to a reduction of personnel expenses due to a reduction of census ($81,000), reduction of overhead expenses ($21,000), offset by an increase in patent attorney fees incurred to register the company's new technologies ($13,000).

          Selling expenses primarily consist of salaries, commissions and related benefits associated with our selling and marketing efforts. The decrease in selling expenses during 2007 when compared to 2006 resulted from savings through reduction of consulting expenses ($148,000), selective attendance at trade shows ($22,000), reduction of overhead expenses ($32,000), offset by an increase in commissions paid to outside sales representatives ($44,000).

          Compensation expenses primarily consist of salaries and related benefits of our general and administrative personnel. The increase in compensation expenses during 2007 when compared to 2006 is primarily attributable to stock based compensation expenses ($114,000) and an increase in personnel to support our operations. There were no stock based compensation expenses in 2006.

          General and administrative expenses for 2007 were approximately 10% less than 2006. The improvement of approximately $122,000 resulted primarily from reduction of legal and professional expenses ($198,000), offset by the cost to implement the ISO 9001 program, and the occurrence of additional Board of Directors meetings during the year.

          Other income - derivative liabilities primarily consists of the decrease in the fair value of derivative liabilities between balance sheet dates. The decrease in other income-derivative liabilities during 2007 when compared to 2006 is primarily attributable to a decrease in the fair value of our stock between issuance of the derivative contracts and the measurement dates during 2005.

          Interest expense primarily consists of debt discount amortization and interest on certain debt. The slight increase in interest expense during 2007 when compared to 2006 is primarily attributable to the lack of offsetting interest income from a certificate of deposit the company had in 2006 but liquidated in 2007 for funds used in operations.

LIQUIDITY AND CAPITAL RESOURCES

          Our cash and cash equivalents amounted to approximately $249,000 at December 31, 2007.

          During 2007, we used approximately $1.807 million in our operating activities which is the result of the following:

               o    A net loss of approximately $4.375 million adjusted for:

                    o the amortization of debt discount of approximately $2.333 million, amortization of deferred financing costs of approximately $182,000, issuance of shares for payment of interest of $311,000, and stock based compensation of $115,000, and a decrease in the fair value of the derivative liabilities of approximately $980,000.

               o A decrease in inventories of approximately $410,000 due to an extended slow down of production to work-off on-hand materials, and an increase in accounts payable and accrued expenses of approximately $117,000 due to better management of cash expenditures.

          During 2007, investing activities provided approximately $22,000 from proceeds received from the sale of property and equipment.

          During 2007, we generated approximately $940,000 from financing activities by liquidating a certificate of deposit that was used to satisfy collateral requirement of our line of credit which we cancelled.

          A certificate of deposit in the amount of approximately $12,000 at December 31, 2007 is used to secure and collateralize the company's credit card liability.

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

          During 2006, we used approximately $129,000 in investing activities mostly for purchase of property and equipment.

          During 2006, we used approximately $33,000 in financing activities for purchase of a certificate of deposit to satisfy collateral requirement of our line of credit.

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

          As of December 31, 2007, our cash balance and working deficit were $249,000 and $3,848,000, respectively. Excluding the impact of derivative liabilities, our working deficit is $1,471,000. The first principal payment of approximately $780,000 is due on the convertible debentures that we issued on December 7, 2005, which such payment is due on January 1, 2008. On December 27, 2007, the company entered into a First Amendment Agreement with the holders of the convertible debentures, which provides for certain amendments to the debentures issued to them on December 7, 2005 and under the related Securities Purchase Agreement, Registration Rights Agreement, and Forbearance and Amendment Agreement, the terms of which are described in the Registration Statement numbers 333-130900 and 333-138977, effective November 11, 2006 and December 21, 2006, respectively, as amended and supplemented. Pursuant to the Agreement, the convertible debenture holders agreed to extend the initial principal payment date on the convertible debentures from January 1, 2008 to April 1, 2008.

          On March 28, 2008, the company received $5.5 million from an investor, $3.5 million of which will be for the purchase of common stock of the company, and $2.0 million of which will be in exchange for a 9% convertible debenture to be issued by the company. The company issued to the investor common stock shares at a price of $0.0405 per share. The 9% convertible debenture will have a five
(5)-year term, and the conversion rate of the debenture will be at $0.0486. A condition of the new investment requires the company to use $3.5 million to extinguish the 8% convertible debentures held by the current holders.

          A Conversion and Termination Agreement entered into with the current debentures holders on February 26, 2008, provides that in exchange for $3.5 million, the current debenture holders will convert $3.5 million of the principal amount of their 8% convertible debentures, together with interest thereon, at a conversion price of $0.35 per share of Common Stock. Upon receipt of the foregoing sum and the conversion shares of Common Stock, the current debenture holders agreed to cancel the remainder of their 8% convertible debentures and 50% of the shares of Common Stock underlying warrants. With respect to the remaining 6,065,158 shares of Common Stock underlying the warrants, they will otherwise continue in full force and effect in accordance with their terms.

          Absent other transactions which would warrant the same accounting treatment, the company will discontinue the recognition of derivative liabilities once it can assert that it has a sufficient amount of authorized and unissued shares to settle its obligations which can be settled in shares. As a result of the satisfaction of the company's obligations under its convertible debentures, the company can assert that it has a sufficient amount of authorized and unissued shares to settle its obligations which can be settled in shares at March 31, 2008. Accordingly, the company will reclassify all contracts, warrants, and other convertible instruments outstanding at March 31, 2008 from liability to equity.

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

Item 7.   Financial Statements.

                              FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheet as of December 31, 2007                           F-2

Consolidated Statements of Operations for the Year Ended
  December 31, 2007                                                          F-3

Consolidated Statement of Changes in Stockholders' Deficit for the
  Period from January 1, 2006 to December 31, 2007                           F-4

Consolidated Statements of Cash Flows for the Year Ended
  December 31, 2007                                                          F-5

Notes to Consolidated Financial Statements                                   F-6

                                                                805 Third Avenue
                                                                      21st Floor
                                                              New York, NY 10022
                                                               Tel: 212-838-5100
                                                               Fax: 212-838-2676
                                                       e-mail: info@sherbcpa.com
[GRAPHIC OMITTED] SHERB&CO., LLP                 Offices in New York and Florida
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Electronic Sensor Technology, Inc.

          We have audited the accompanying balance sheet of Electronic Sensor Technology, Inc. as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

          In our opinion, the financial statements referred to above present fairly, the consolidated financial position of Electronic Sensor Technology, Inc., as of December 31, 2007 and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

                                                    /s/ Sherb & Co., LLP
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
March 31, 2008

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $   248,587
  Certificate of deposit-restricted                                       12,384
  Accounts receivable, net of allowance for doubtful accounts
   of $1,500                                                             281,400
  Prepaid expenses                                                        80,761
  Inventories                                                            818,989
                                                                     -----------
      TOTAL CURRENT ASSETS                                             1,442,121
                                                                     -----------

DEFERRED FINANCING COSTS, net of amortization of $380,393                347,967

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $363,544      174,111

SECURITY DEPOSITS                                                         12,817
                                                                     -----------
                                                                     $ 1,977,016
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                             $   520,685
  Deferred revenues                                                      41,667
  Derivative liabilities                                              2,376,543
  Convertible debentures - current portion                            2,333,333
  Obligation under capital lease due within one year                     17,875
                                                                    -----------
      TOTAL CURRENT LIABILITIES                                       5,290,103
                                                                    -----------

CONVERTIBLE DEBENTURES, long-term portion, net of unamortized
  discount of $2,138,890                                              2,527,777

LONG-TERM OBLIGATION UNDER CAPITAL LEASE                                 36,607
                                                                    -----------
      TOTAL LIABILITIES                                               7,854,487
                                                                    -----------
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value 50,000,000 shares authorized,
   none issued and outstanding                                                -
  Common stock, $.001 par value, 200,000,000
   shares authorized, 56,756,098 issued and outstanding                  56,756
  Additional paid-in capital                                          8,939,562
  Accumulated deficit                                               (14,873,789)
                                                                    -----------
        TOTAL STOCKHOLDERS' DEFICIT                                  (5,877,471)
                                                                    -----------
                                                                    $ 1,977,016
                                                                    ===========

                 See notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended
                                                                 December 31,
                                                        ----------------------------
                                                            2007            2006
                                                        ------------    ------------
REVENUES                                                $  2,198,204    $  2,180,208

COST OF SALES                                              1,356,719       1,085,056
                                                        ------------    ------------
        GROSS PROFIT                                         841,485       1,095,152
                                                        ------------    ------------
OPERATING EXPENSES:
  Research and development                                   744,646         833,791
  Selling                                                    664,838         822,954
  Compensation                                               787,114         655,045
  General and administrative                               1,078,651       1,200,800
                                                        ------------    ------------
          TOTAL OPERATING EXPENSES                         3,275,249       3,512,590
                                                        ------------    ------------
LOSS FROM OPERATIONS                                      (2,433,764)     (2,417,438)
                                                        ------------    ------------
OTHER INCOME AND EXPENSE:
  Other income - derivative liabilities                      987,805       2,414,605
  Other income                                                 1,854           2,140
  Gain (loss) on sale of property and equipment               (6,051)         (1,615)
  Interest expense                                        (2,924,486)     (2,809,682)
                                                        ------------    ------------
          TOTAL OTHER INCOME (EXPENSE)                    (1,940,878)       (394,552)
                                                        ------------    ------------
NET INCOME (LOSS)                                       $ (4,374,642)   $ (2,811,990)
                                                        ============    ============
  Earnings (loss) per share, basic                      $      (0.08)   $      (0.05)
                                                        ============    ============
  Weighted average number of shares, basic                54,884,012      54,166,872
                                                        ============    ============
  Earnings (loss) per share, diluted                    $      (0.10)   $      (0.10)
                                                        ============    ============
  Weighted average number of shares, diluted              54,884,012      54,166,872
                                                        ============    ============

                 See notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                   Common Stock             Preferred Stock       Additional                    Total
                             ------------------------  ------------------------    Paid-In    Accumulated   Stockholders'
                                Shares      Amount        Shares       Amount      Capital      Deficit       Deficit
                             -----------  -----------  -----------  -----------  -----------  -----------   -------------
BALANCE - January 1, 2006     54,098,745  $    54,099            -  $         -  $ 8,495,429  $(7,687,157)  $     862,371
  Issuance of shares for
   services                       75,000           75            -            -       20,925            -          21,000
  Net (loss)                           -            -            -            -            -   (2,811,990)     (2,811,990)
                             -----------  -----------  -----------  -----------  -----------  ------------  -------------
BALANCE - December 31, 2006   54,173,745       54,174            -            -    8,516,354  (10,499,147)     (1,928,619)
  Issuance of shares for
   interest                    2,582,353        2,582            -            -      308,529            -         311,111
  Stock based compensation             -            -            -            -      114,679            -         114,679
  Net (loss)                           -            -            -            -            -   (4,374,642)     (4,374,642)
                             -----------  -----------  -----------  -----------  -----------  ------------  -------------
BALANCE - December 31, 2007   56,956,098      $56,756            -            -  $ 8,939,562  $(14,873,789) $  (5,877,471)
                             ===========  ===========  ===========  ===========  ===========  ============  =============

                 See notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended
                                                                December 31,
                                                        ----------------------------
                                                            2007            2006
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                     $ (4,374,642)   $ (2,811,990)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                             56,511          43,756
    Decrease in allowance for doubtful accounts              (22,862)              -
    Increase in reserve for obsolescence                      56,320          36,483
    Issuance of shares for services                                -          21,000
    Issuance of shares for payment of interest               311,112               -
    Amortization of stock based compensation                 114,679               -
    Amortization of debt discount                          2,333,334       2,333,333
    Amortization of deferred financing costs                 181,548         181,547
    Decrease in fair value of derivative liability          (979,930)     (2,414,606)
  Changes in assets and liabilities:
    Accounts receivable                                       41,875         165,363
    Inventories                                              410,381        (382,551)
    Prepaid expenses                                          (1,991)         (8,834)
    Accounts payable and accrued expenses                    116,765         (76,880)
    Deferred revenues                                        (50,000)        (50,000)
                                                        ------------    ------------
  Net cash provided by (used in) operating activities     (1,806,900)     (2,963,379)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment             21,647        (128,997)
                                                        ------------    ------------
  Net cash provided by (used in) investing activities         21,647        (128,997)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in certificate of deposit - restricted         939,698         (33,404)
                                                        ------------    ------------
  Net cash provided by (used in) financing activities        939,698         (33,404)
                                                        ------------    ------------
NET DECREASE IN CASH                                        (845,555)     (3,125,780)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             1,094,141       4,219,921
                                                        ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $    248,587    $  1,094,141
                                                        ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                           $    147,888    $    578,280
                                                        ============    ============
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Purchase of property and equipment under capital
   lease                                                $     54,482    $          -
                                                        ============    ============

                 See notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                          Notes to Financial Statements
                                December 31, 2007

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

     Cash and Cash Equivalents

     The Company considers highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. The Company had cash and cash equivalents amounting to $248,587 at December 31, 2007.

     Certificate of Deposit - Restricted

     The Company credit card liability is secured and collateralized with a certificate of deposit in the amount of approximately $12,000 at December 31, 2007.

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

     Concentration of Credit Risks

     The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with financial institutions, which at times exceeds the insured limit of approximately $100,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company's accounts receivables are due from distributors in all other countries in which it markets its products. The Company does not require collateral to secure its accounts receivables. The Company's two largest customers accounted for 96% of its net accounts receivable at December 31, 2007. No other customers accounted for more than 5% of its net accounts receivables.

     Product Concentration Risk

     Substantially all of the Company's revenues derive from the sale of electronic devices used for vapor analysis.

     Customer Concentration Risk

     One of the Company's customers accounted for 47% of its revenues during 2007. This same customer accounted for 42% of the Company's revenues in 2006. No other customers accounted for more than 10% of its revenues.

     Inventories

     Inventories are comprised of raw materials, work-in-process, and finished goods. Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory using the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes down inventory during the period in which such products are no longer marketable in any of their markets due to governmental regulations as well as inventory which matures within the next three months.

     Property and Equipment

     Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

     Property and equipment consist of the following as of December 31, 2007:

               Machinery and equipment                       $ 352,500
               Leasehold improvements                           39,500
               Office furniture and equipment                  145,600
                                                             ---------
                                                               537,600
               Accumulated depreciation                       (363,500)
                                                             ---------
                                                             $ 174,100
                                                             =========

     Depreciation expense amounted to approximately $56,500 and $43,800 during 2007 and 2006, respectively.

     Capital Lease

     On June 28, 2007, the Company entered into a capital lease under which the present value of the minimum lease payments amounted to $59,200. The lease expires in September 2010. The present value of the minimum lease payments was calculated using a discount rate of 11.41%. The principal balance of the capital lease obligation amounted to $54,500 at December 31, 2007, of which $17,900 is included in the current portion of capital lease obligations in the accompanying consolidated balance sheet. As of December 31, 2007, the total future minimum lease payments on this lease is approximately $54,500 (if stated by year, the minimum lease payments are:
     2008 - $17,900, 2009 - $20,000, and 2010 - $16,600).

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

     Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the realization of receivables, recognition of stock based compensation and the valuation of the derivative liability. Actual results may differ from these estimates.

     Basic and Diluted Earnings per Share

     Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants embedded conversion features (calculated using the reverse treasury stock method). The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 113,604,126 and 54,190,546 at December 31, 2007 and 2006, respectively. The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at December 31, 2007 and 2006, respectively, are excluded from the loss per share computation for that period due to their antidilutive effect. The Company adjusted the numerator for any changes in income or loss that would result if the contract had been reported as an equity instrument for accounting purposes during the period. However, the Company did not adjust the numerator for interest charges during the period on the convertible debentures because it would have been anti-dilutive.

     The following sets forth the computation of basic and diluted earnings per share for the year ended December 31:

                                                     2007           2006
                                                 ------------   ------------
       Numerator:
         Net (loss) income                       $ (4,374,642)  $ (2,811,990)
       Net other income (expense) associated
        with derivative contracts                    (987,805)    (2,414,605)
                                                 ------------   ------------
       Net loss for diluted earnings per share
        purposes                                 $ (5,362,447)  $ (5,226,595)
                                                 ============   ============

       Denominator:
         Denominator for basic earnings per
          share - Weighted average shares
          outstanding                              54,884,012     54,166,872
         Effect of dilutive warrants, embedded
          conversion features and liquidated
          damages                                           -              -
                                                 ------------   ------------

         Denominator for diluted earnings per
          share - Weighted average shares
          outstanding                              54,884,012     54,166,872
                                                 ============   ============
       Basic earnings (loss) per share           $      (0.04)  $      (0.05)
                                                 ============   ============
       Diluted earnings (loss) per share         $      (0.10)  $      (0.10)
                                                 ============   ============

     Stock-Based Compensation

     The Company adopted SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

     In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $114,000 in additional compensation expense during the year ended December 31, 2007. Such amount is included in general and administrative expenses on the statement of operations.

     Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses at December 31, 2007 consist primarily of vendor payables.

     Deferred Revenues

     Deferred revenues at December 31, 2007 amounted to $41,667. The deferred revenues consist of a one-time licensing fee received by the Company during 2004 and is recognized over the term of the agreement which is five years. The Company recognized revenues of $50,000 and $50,000 pursuant to this agreement during 2007 and 2006, respectively.

     Derivative Liabilities

     The Company accounts for its liquidated damages pursuant to Emerging Issue Task Force ("EITF ")05-04, View C, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". In December 2006, FASB issued FASB Staff Position No. EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP 00-19-2"), which superseded EITF 05-04. FSP 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with FASB Statement No.5, "Accounting for Contingencies". The registration statement payment arrangement should be recognized and measured as a separate unit of account from the financial instrument(s) subject to that arrangement. If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, such contingent liability is included in the allocation of proceeds from the related financing instrument. Pursuant to EITF 05-04, View C, the liquidated damages paid in cash or stock are accounted for as a separate derivative, which requires a periodical valuation of its fair value and a corresponding recognition of liabilities associated with such derivative. FSP00-19-2 did not have an impact on the Company's accounting of the liquidated damages.

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

     The reclassification of a contract is reassessed at each balance sheet date. If a contract is reclassified from permanent equity to an asset or a liability, the change in the fair value of the contract during the period the contract was classified as equity is accounted for as an adjustment to equity. If a contract is reclassified from an asset or liability to equity, gains or losses recorded to account for the contract at fair value during the period that contract was classified as an asset or a liability are not reversed and are accounted for as an adjustment to equity.

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

     Long-lived Assets

     The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At December 31, 2007 no assets were impaired.

     Recently Issued Accounting Pronouncements

     FASB Statement Number 157

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

     FASB Interpretation Number 48

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

     SFAS No. 159

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

     FASB Statement Number 141 (revised 2007)

     In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting--the acquisition method--to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

     This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

     This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to:
     (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

     This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

     FASB Statement Number 160

     In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.
     51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

     This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

     A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity,
     (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

     This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

(2)  Inventory

     Inventory at December 31, 2007 consist of the following:

          Finished goods                           $  475,091
          Work-in-process                             360,671
          Raw materials                                76,030
          Reserve for obsolescence                    (92,803)
                                                   ----------
                                                   $  818,989
                                                   ==========

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

(3)  Convertible debentures

     During December 2005, we issued in a private offering, $7,000,000 aggregate principal amount of convertible debentures due December 7, 2009. The convertible debentures are convertible at any time on or prior to the maturity date at the option of the debenture holder at a conversion price of $0.4544, which was subsequently reduced to $0.4000 as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the convertible debentures (see Note 5), and can be redeemed at the lesser of $0.4000 or 90% of the average of the volume weighted average price for the 20 consecutive trading days immediately prior to the conversion date. The Company received $7,000,000 in cash as consideration. The convertible debentures bear interest at 8%, payable in cash or stock, at the Company's option, and are required to be redeemed in 9 equal quarterly payments commencing January 1, 2008 (which was subsequently postponed to April 1, 2008 as per a First Amendment Agreement (see Note 6) with the holders of the convertible debentures dated December 27, 2007), in cash or stock, at the Company's option. If the Company chooses to pay interest on or redeem the debentures in shares of the Company's common stock, rather than in cash, the conversion rate for such stock payment is the lesser of $0.4544, which was subsequently reduced to $0.4000 as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the convertible debentures (see Note 5), or 90% of the average of the volume weighted average price for the 20 consecutive trading days immediately prior to the interest payment or redemption date, as applicable.

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

     In connection with the issuance of the convertible debentures, we issued 485,213 warrants to a company in partial consideration for financial advisory services, as well as paid $490,000 to this company. The warrants have the same terms as those granted to the debenture holders. The fair value of the warrants at the date of issuance amounted to approximately $136,000. We also incurred approximately $102,500 in additional professional fees relating to the issuance of the convertible debentures and warrants. The payments of professional fees and the fair value of the warrants, aggregating approximately $729,000 have been recorded as deferred financing costs. The deferred financing costs are amortized over the term of the convertible debentures. The amortization of deferred financing costs approximated $181,500 and $181,500 for the years ending December 31, 2006 and 2007, respectively.

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

     Amounts due on the convertible debentures within the next twelve months are classified as a current liability. The amount of convertible debentures payable within the next twelve months at December 31, 2007 is approximately $2,333,333.

     On March 31, 2008 the Company satisfied its obligations under its convertible debentures. Reference Note 11, Subsequent events.

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

     Because the registration rights were not granted under a separate registration rights agreement, we considered those features in evaluating whether the associated warrants should be classified as derivative liabilities. Considering that the amount of the maximum penalty is 49%, the Company cannot conclude that this discount represents a reasonable approximation of the difference between registered and unregistered shares under paragraph 16 of EITF 00-19. Accordingly, the warrants issued in connection with the February 2005 transaction are considered derivative liabilities.

     The fair value of the warrants issued in connection with the February 2005 transaction at the date of issuance of the warrants and the granting of registration rights and at December 31, 2007 is as follows:

                                              At December
                                At issuance     31, 2007
                                -----------   -----------
     Freestanding warrants      $ 6,017,350   $         0

     The Company used the following assumptions, using the Black Scholes Model to measure the identified derivatives as follows:

     Freestanding warrants

                                              At December
                                At issuance     31, 2007
                                -----------   -----------
     Market price:              $      2.40   $      0.09
     Exercise price:            $      1.00   $      1.00
     Term:                          3 years     .26 years
     Volatility:                         39%           36%
     Risk-free interest rate:          2.78%         3.07%
     Number of warrants:          3,985,000     3,985,000

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

     The fair value of the derivative liabilities at the date of issuance of the convertible debentures and at December 31, 2007 are as follows:

                                     At Issuance   At December 31, 2007
                                     -----------   --------------------
     Freestanding warrants           $ 3,532,348   $          2,376,543
     Embedded conversion features      3,463,542                      0
     Liquidated damages                  192,500                      0
     Other outstanding warrants          143,268                      0

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

     The Company used the following assumptions to measure the identified derivatives, using the Lattice valuation model, as follows:

     Embedded conversion features

                                    At issuance   At December 31, 2007
                                    -----------   --------------------
     Market price:                  $    0.4880   $               0.09
     Conversion price:              $    0.4544   $               0.08
     Term:                              4 years             1.93 years
     Volatility:                             39%                    36%
     Risk-free interest rate:              4.39%                  3.07%

     Freestanding warrants

     The derivative liability amounts to the fair value of the warrants issuable upon exercise. We computed the fair value of this embedded derivative using the Black Scholes valuation model with the following assumptions:

                                    At issuance   At December 31, 2007
                                    -----------   --------------------
     Market price:                  $     0.488   $               0.09
     Exercise price:                $    0.4761   $               0.43
     Term:                              5 years             2.93 years
     Volatility:                             39%                    36%
     Risk-free interest rate:              4.39%                  3.07%

     Liquidated damages

     The liquidated damages, payable in cash, are valued using the weighting probabilities and likely scenarios to estimate the amount of liquidated damages and were valued at approximately $192,500 and $0 at the date of the grant of the registration rights and at December 31, 2007, respectively.

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

     The decrease in fair value of the derivative liabilities between measurement dates, which are the date of issuance of the various debt and equity instruments and the balance sheet date, which is December 31, amounted to approximately $1.0 million and $2.4 million, and have been recorded as other income in 2007 and 2006, respectively.

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

(6)  First Amendment Agreement

     On December 27, 2007, the Company entered into a First Amendment Agreement with the holders of the convertible debentures, which provides for certain amendments to the debentures issued to them on December 7, 2005 and under the related Securities Purchase Agreement, Registration Rights Agreement, and Forbearance and Amendment Agreement, the terms of which are described in the Registration Statement numbers 333-130900 and 333-138977, effective November 11, 2006 and December 21, 2006, respectively, as amended and supplemented. Pursuant to the Agreement, Midsummer and Islandia agreed to extend the initial principal payment date on the convertible debentures from January 1, 2008 to April 1, 2008.

     The Company satisfied its obligations under its convertible debentures. Reference Note 11, Subsequent events. Absent other transactions which would warrant the same accounting treatment, the Company will discontinue the recognition of derivative liabilities once it can assert that it has a sufficient amount of authorized and unissued shares to settle its obligations which can be settled in shares. As a result of the satisfaction of the Company's obligations under its convertible debentures, the Company can assert that it has a sufficient amount of authorized and unissued shares to settle its obligations which can be settled in shares at March 31, 2008. Accordingly, the Company will reclassify all contracts, warrants, and other convertible instruments outstanding at March 31, 2008 from liability to equity.

(7)  Stockholders' Deficit

     Common Stock

     Shares issued for payment of interest

     During 2007, the Company elected to pay second and third quarter interest on the convertible debentures in shares of the Company's common stock, rather than in cash. The Company issued 2,582,353 shares of the Company's common stock to the holders of the convertible debentures.

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

     Management used Black Scholes methodology to determine the fair value of the options on the date of issue based on the following assumptions. The expected volatility was based on the average historical volatility of comparable publicly-traded companies.

            Exercise price             $ 0.19 - $ 0.24
            Market value               $ 0.19 - $ 0.24
            Expected dividend yield           0%
            Expected volatility           36% - 39%
            Risk free interest rate     4.03% - 4.54%
            Expected life of option        5 years

     The fair value of the granted stock options shares was approximately $237,000 or $0.09 per share. Approximately $114,000 was charged to compensation expense in 2007. The remaining amount will be amortized to compensation expense over future periods based on the vesting schedule of the respective stock option shares. The total compensation cost related to nonvested awards not yet recognized amounted to approximately $112,000 at December 31, 2007. This compensation cost will be recognized over the weighted average period of the remaining terms of the stock options, unless the options are terminated sooner.

     The following tables summarize all stock option grants to employees and non-employees as of December 31, 2007:

                                                                                         Weighted
                                                                     Number of           Average
                                Stock Options                         Options         Exercise Price
        ---------------------------------------------------------------------------------------------

        Balance at December 31, 2005                                   1,219,500       $    0.93
        Granted                                                            -           $       -
        Exercised                                                          -           $       -
        Forfeited                                                          -           $       -
                                                                     ---------------   -----------
        Balance at December 31, 2006                                   1,219,500       $     0.93
        Granted                                                        2,657,950       $     0.22
        Exercised                                                          -           $        -
        Forfeited                                                      (439,500)       $     0.73
                                                                     ---------------   -----------
        Balance at December 31, 2007                                   3,437,950       $     0.41
                                                                     ===============   ===========
        Options exercisable at December 31, 2007                       1,839,750       $     0.58
                                                                     ===============   ===========
        Weighted average fair value of options granted during 2007     2,657,950       $     0.09
                                                                     ===============   ===========

     A summary of the status of the Company's nonvested shares as of December 31, 2007, and changes during the fiscal year then ended as presented below.

                             Nonvested Shares                         Shares            Weighted
                                                                                      Average Grant
                                                                                     Date Fair Value
     -----------------------------------------------------------------------------------------------

     Nonvested at December 31, 2006                                        -                    -

       Granted                                                           2,657,950      $    0.22
       Vested                                                            (898,250)      $    0.09
       Cancelled                                                         (161,500)      $    0.09
                                                                       ------------     ------------
     Nonvested at December 31, 2007                                      1,598,200      $    0.09
                                                                       ============     ============

                           Options Outstanding                             Options Exercisable
     --------------------------------------------------------------------------------------------
                       Number          Weighted
                    Outstanding         Average        Weighted          Number          Weighted
                       as of           Remaining       Average         Exercisable       Average
       Exercise     December 31,      Contractual      Exercise        at December       Exercise
         Price          2007             Years          Price           31, 2007          Price
     -----------    ------------    -------------    -------------    ------------     -----------
       $  0.19           330,750         9.17        $      0.19           330,750      $    0.19
       $  0.20         1,000,000         9.50        $      0.20           100,000      $    0.20
       $  0.24         1,165,700         9.08        $      0.24           467,500      $    0.24
       $  0.64           250,000         7.83        $      0.64           250,000      $    0.64
       $  1.00           691,500         7.08        $      1.00           691,500      $    1.00
                    -------------    -------------   --------------   -------------   ------------
                       3,437,950         8.72        $      0.41         1,839,750      $    0.57
                    =============    ==============  ==============   =============   ============

(8)  Commitments and Contingencies

     Leases

     The Company rents office space and production facilities in Newbury Park, California. The lease expires in September 2010. The rental expense associated with this lease was approximately $180,000 and $196,800 in 2007 and 2006, respectively. As of December 31, 2007, the total future minimum rental payments on this lease is approximately $393,900 (if stated by year, the minimum rental payments are: 2008 - 140,300, 2009 - 144,500, and 2010 -
     109,100).

     During 2007, the Company entered into a lease for equipment used in administration. Lease payments in 2007 totaled approximately $2,200. As of December 31, 2007, the total future minimum lease payments on this lease is approximately $9,800 (if stated by year, the minimum lease payments are:
     2008 - $2,400, 2009 - $2,400, 2010 - $2,400, 2011 - $2,400, and 2012 -
     $200).

(9)  Retirement savings plan

     The Company sponsors a safe harbor 401(k) retirement savings plan (the plan) which covers most of its full-time employees. The Company contributes 3% of compensation for each payroll period to all eligible employees. Eligible employees may also elect to contribute a percentage of their compensation to the Plan. During 2007 and 2006, the Company contributed approximately $32,300 and $40,500, respectively, to the Plan.

(10) Income Taxes

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of December 31, 2007, are as follows:

               Deferred tax assets:
               Net operating loss carryforward     $    3,300,000
               Less valuation allowance                (3,300,000)
                                                   --------------
               Total net deferred tax assets:      $            -
                                                   ==============

     The Company's net operating losses totaled approximately $8.1 million at December 31, 2007, and will expire in 2027.

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $3,300,000 at December 31, 2007 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during 2007 and 2006 was an increase of approximately $1,300,000 and $1,100,000 respectively.

     The federal statutory tax rate reconciled to the effective tax rate during 2007 and 2006, respectively, is as follows:

                                                          2007     2006
                                                         ------   ------
               Tax at U.S. Statutory Rate:                 35.0%    35.0%
               State tax rate, net of federal benefits      5.7      5.7

                                                          2007     2006
                                                         ------   ------
               Change in valuation allowance              (40.7)   (40.7)
                                                         ------   ------
               Effective tax rate                           0.0%     0.0%
                                                         ======   ======

(11) Subsequent events

     On March 28, 2008, the Company received $5.5 million from an investor, $3.5 million of which will be for the purchase of common stock of the Company, and $2.0 million of which will be in exchange for a 9% convertible debenture to be issued by the Company. The Company will issue to the investor common stock shares at a price of $0.0405 per share. The 9% convertible debenture will have a five (5)-year term, and the conversion rate of the debenture will be at $.0486. A condition of the new investment requires the Company to use $3.5 million to extinguish the 8% convertible debentures held by the current holders.

     A Conversion and Termination Agreement entered into with the current debentures holders on February 26, 2008, provides that in exchange for $3.5 million, the current debenture holders will convert $3.5 million of the principal amount of their 8% convertible debentures, together with interest thereon, at a conversion price of $0.35 per share of Common Stock. Upon receipt of the foregoing sum and the conversion shares of Common Stock, the current debenture holders agreed to cancel the remainder of their 8% convertible debentures and 50% of the shares of Common Stock underlying warrants. With respect to the remaining 6,065,158 shares of Common Stock underlying the warrants, they will otherwise continue in full force and effect in accordance with their terms.

     Absent other transactions which would warrant the same accounting treatment, the Company will discontinue the recognition of derivative liabilities once it can assert that it has a sufficient amount of authorized and unissued shares to settle its obligations which can be settled in shares. As a result of the satisfaction of the Company's obligations under its convertible debentures, the Company can assert that it has a sufficient amount of authorized and unissued shares to settle its obligations which can be settled in shares at March 31, 2008. Accordingly, the Company will reclassify all contracts, warrants, and other convertible instruments outstanding at March 31, 2008 from liability to equity.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

Item 8A(T).  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

          The company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-KSB, have concluded that, based on such evaluation, the company's disclosure controls and procedures were effective to ensure that material information relating to the company is recorded, processed, summarized, and reported in a timely matter. In designing and evaluating the disclosure controls and procedures, the company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the company's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

          The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company's internal control over financial reporting includes those policies and procedures that:

     o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

     o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, the company's management has concluded that, as of December 31, 2007, the company's internal control over financial reporting is effective based on those criteria. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

          During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

          None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Barry S. Howe

          Barry S. Howe, age 52, currently serves as President and Chief Executive Officer and a director of Electronic Sensor Technology. Mr. Howe has served as a director and as President and Chief Executive Officer of Electronic Sensor Technology since July 16, 2007. From April 11, 2007 to July 15, 2007, Mr. Howe served as Chief Operating Officer of Electronic Sensor Technology. Prior to joining the company, Mr. Howe held various executive positions at Thermo Electron Corporation (now Thermo Fisher Scientific), including President and Chief Executive Officer of Thermo Electron subsidiaries. Thermo Fisher Scientific is a leading supplier of analytical instruments, equipment, and supplies to laboratories and process industries. From 2002 to 2004, Mr. Howe served as Corporate Vice President and President of the Measurement and Control Sector. Mr. Howe also serves on the Board of Directors and as Chairman of the Audit Committee of Glenrose Instruments Inc., positions he has held since 2006. Mr. Howe received a B.S. in Business Administration from Boston University.

Philip Yee

          Philip Yee, age 58, currently serves as Secretary, Treasurer and Chief Financial Officer of Electronic Sensor Technology. Mr. Yee has served as Secretary, Treasurer and Chief Financial Officer of Electronic Sensor Technology since November 1, 2006. From April 2006 through November 1, 2006, Mr. Yee served as Controller of Electronic Sensor Technology. From February 2005 through April 2006, Mr. Yee was Corporate Controller of Sleepwell Laboratories, Inc., a regional healthcare provider, and its related companies. From 2001 through February 2005, Mr. Yee was Corporate Controller of BLT Enterprises, Inc., a regional recycling company and real estate developer, and its related companies. Mr. Yee received a B.A. and an M.B.A. from the University of Michigan.

Gary Watson

          Gary Watson, age 58, currently serves as Vice President of Engineering and interim Chief Scientist of Electronic Sensor Technology. Mr. Watson has served as Vice President of Engineering since September 8, 2005. Mr. Watson is the co-inventor of the zNose(R). Mr. Watson has over twenty years experience in gas chromatography. Mr. Watson joined Amerasia Technology in 1988 and directed Amerasia Technology's research in adapting gas chromatographic techniques with surface acoustic wave (SAW) detectors. He received his B.S. degree from the University of Southern California in 1972.

James H. Frey

          James H. Frey, age 70, currently serves as Chairman of the Board of Directors of Electronic Sensor Technology. Mr. Frey has served as Chairman since February 21, 2005. From June 1999 to March 2003, Mr. Frey served as Chief Executive Officer of TASC Inc., a subsidiary of Litton/Northrup Grumman. He also served as the Vice President of Information Technology at Litton from March 2001 to March 2002. Mr. Frey is currently a director of SSG Precision Optronics, a privately-held optical component manufacturing company. Mr. Frey received a B.S. in Electrical Engineering from Duke University in 1960. Mr. Frey does not serve as a director of any other publicly reporting company.

Teong C. Lim

          Teong C. Lim, age 68, currently serves as a director of Electronic Sensor Technology. Dr. Lim has served as a director of Electronic Sensor Technology since January 31, 2005, served as President and Chief Executive Officer from January 26, 2006 through July 15, 2007, and served as Vice President of Corporate Development from February 1, 2005 through January 25, 2006. Dr. Lim was the Director of Corporate Development of Electronic Sensor Technology, L.P. from March 1995 through August 2000 and was the Manager of Corporate Development of Electronic Sensor Technology, L.P. from August 2000 through February

2005. Dr. Lim has been the President of Amerasia Technology, Inc., a subsidiary of Electronic Sensor Technology, since 1984. Since 1997, Dr. Lim has been a director of Crystal Clear Technology, Sdn. Bhd., a privately-owned Malaysian company that manufactures and markets a high-contrast liquid crystal display
(LCD) product line. Dr. Lim received a Ph.D. in Electrical Engineering from McGill University in 1968 and an M.B.A. from Pepperdine University in 1982. Dr. Lim also serves as a director of Chatsworth Data Solutions, Inc., which is a public reporting company.

Francis H. Chang

          Francis H. Chang, age 73, currently serves as a director of Electronic Sensor Technology. Mr. Chang has served as a director of Electronic Sensor Technology since January 31, 2005 and served as Secretary and Vice President of Finance and Administration from February 1, 2005 through November 1, 2006. Mr. Chang serves on our audit committee and compensation committee. Mr. Chang was the Vice President of Finance and Operations of Electronic Sensor Technology, L.P. from March 1995 through February 2005. Mr. Chang received a B.A. in Economics from National Taiwan University in Taiwan in 1956 and an M.B.A. from Pepperdine University in 1978. Mr. Chang does not serve as a director of any other publicly reporting company.

James Wilburn

          James Wilburn, age 75, currently serves as a director of Electronic Sensor Technology. Dr. Wilburn has served as a director of Electronic Sensor Technology since September 8, 2005. Dr. Wilburn serves as the chairman of both our audit committee and compensation committee. Dr. Wilburn has served as dean of Pepperdine University's School of Public Policy since September 1996. Dr. Wilburn has also served Pepperdine as Vice President of University Affairs, and as provost and Chief Operating Officer. He is also a member of the European Parliament Industrial Council. Dr. Wilburn has served as a director of several companies in the United States and Europe, including Signet Scientific, George Fisher (Switzerland), The Olsen Company, Flowline, Brentwood Square Savings Bank and First Fidelity Thrift and Loan. Dr. Wilburn received his Ph.D. in economic history from the University of California at Los Angeles, a masters degree from Midwestern State University and an MBA from Pepperdine's Presidential/Key Executive program. He received his bachelors degree from Abilene Christian University. Dr. Wilburn currently serves as a director of Virco Manufacturing, which is a publicly reporting company.

Lewis E. Larson

          Lewis E. Larson, age 61, currently serves as a director of Electronic Sensor Technology. Mr. Larson has served as a director of Electronic Sensor Technology since September 7, 2006. Mr. Larson serves on our audit committee and compensation committee. Mr. Larson is the founder and President of The Lion Group which has provided consulting and system engineering services to the Federal Government and supporting industries since 1994. He has 15 years of Federal service with the National Security Agency (NSA) and the Central Intelligence Agency (CIA). Mr. Larson holds professional certifications from NSA and the Department of Defense in Collection Management; Traffic Analysis and Special Research; Education and Training; and Arabic language. After leaving the Federal Government as a senior executive in 1984, Mr. Larson co-founded Analytical Decisions Inc. which was acquired by the Ball Corporation. Mr. Larson received his BSEE from the University of Minnesota and has conducted post-graduate studies at the University of Maryland; New Mexico; California; Georgetown; Naval Post Graduate School; and John Hopkins. He also completed the Senior Executive Education business program at Stanford University and also the John F. Kennedy School of Government at Harvard University. Mr. Larson currently serves as a director of Digital Media Broadcasting Corporation, Global Wireless Networks, Fortress Technologies and Universal Scientific Technologies Ltd in England.

Rita Benoy Bushon

          Rita Benoy Bushon, age 47, currently serves as a director of Electronic Sensor Technology. Ms. Bushon has served as a director of Electronic Sensor Technology since October 26, 2007. Ms. Bushon has served as President of L&G Resources (1994) Inc. since September 2007. Ms. Bushon has served as Executive Director and as a member of the Executive Committee of Land & General Berhad since December 2006. Previously, she was a Director of Land & General Berhad, a position she was appointed to in March 2002. From December 1984 to her retirement in October 2007, Ms. Bushon held various senior executive positions with Employees Provident Fund (Malaysia) including Head of Private Equity and Head of Public Equity Research. Ms. Bushon was a Director and a founding member of the Minority Shareholder Watchdog Group, a Malaysian public company, from December 2001 to February 2007. Ms. Bushon does not serve as a director of any other publicly reporting company in the United States. From 2003 through December 2007, Ms. Bushon served on the Board of Directors of Kentucky Fried Chicken Ltd. (Malaysia). Ms. Bushon received a Masters in Business Administration from Henley/Brunel University, West London in 1993, and earned an honours degree in Economic Statistics from Universiti Kebangsaan Malaysia in 1984.

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

Item 10.  Executive Compensation.

SUMMARY COMPENSATION

          The table below outlines the total compensation of the named executive officers of Electronic Sensor Technology for the fiscal years ended December 31, 2006 and December 31, 2007.

                          SUMMARY COMPENSATION TABLE(1)

        Name and                                             Stock     Option      All Other
       Principal                    Salary                   Awards    Awards     Compensation
        Position            Year    ($)(2)     Bonus ($)      ($)      ($)(3)        ($)(4)       Total ($)
-------------------------   ----   ---------   ---------   ---------   -------    ------------    ---------
Barry S. Howe,              2006          -            -           -         -               -            -

President and Chief         2007    116,923
Executive Officer                                      -           -    80,000(6)            -      196,923
(July 16, 2007-Present)

Former Chief Operating
Officer (April 11,
2007-July 15, 2007)

Director (July
16, 2007-Present)(5)
-------------------------   ----   --------    ---------   ---------   -------    ------------    ---------
Gary Watson,                2006    145,172            -           -         -           4,355(7)   149,527

Vice President of           2007    142,773            -           -    10,000(8)        4,283(7)   157,056
Engineering (May 26,
2005-Present)

Interim Chief
Scientist (March 8,
2007-Present)
-------------------------   ----   --------    ---------   ---------   -------    ------------    ---------
Philip Yee,                 2006     64,750            -           -         -               -       64,750

Secretary, Treasurer        2007    120,961            -           -    10,000(9)        3,629(7)   134,590
and Chief Financial
Officer (November 1,
2006-Present)
-------------------------   ----   --------    ---------   ---------   -------    ------------    ---------
Edward J. Staples,          2006    206,360            -           -         -           6,160(7)   212,550

Former President and        2007     52,439(10)                          5,000(11)     118,797(12)  176,236
Chief Executive
Officer (February 1,
2005-May 26, 2005)

Former Chief
Scientific Officer
(May 26, 2005-March 8,
2007)

Former Director
(February 1,
2005-March 8, 2007)
(5)
-------------------------   ----   --------    ---------   ---------   -------    ------------    ---------
Teong C. Lim,               2006    165,229            -           -         -           4,957(7)   170,186

Former President and
Chief Executive

        Name and                                             Stock     Option      All Other
       Principal                    Salary                   Awards    Awards     Compensation
        Position            Year    ($)(2)     Bonus ($)      ($)      ($)(3)        ($)(4)       Total ($)
-------------------------   ----   --------    ---------   ---------   -------    ------------    ---------
Officer (January 26,
2006-July 15, 2007)         2007    100,532            -           -    10,000(13)      74,049(14)  184,581

Former Vice President
of Corporate
Development (February
1, 2005-January 25,
2006)

Director (January 31,
2005-Present) (5)

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

(3) The manner in which the company values stock and option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 7 under the heading "Stockholders' Deficit" included in this annual report. We did not grant any stock awards to the named executive officers during our 2006 fiscal year or our 2007 fiscal year.

(4) All named executive officers are covered by the company's health insurance plan, which does not discriminate in scope, terms or operation, in favor of named executive officers or directors and is generally available to all salaried employees. As a result, the information regarding health insurance premiums paid to the named executive officers has been omitted from the Summary Compensation Table.

(5) Barry Howe did not receive any compensation for his services as a director of the company in 2007. Teong Lim and Edward Staples did not receive any compensation for their services as directors of the company in either 2006 or 2007.

(6) On July 16, 2007, Barry Howe was granted an option under our 2005 Stock Incentive Plan to acquire 1,000,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.20 per share, which is the average of the quoted closing price of our common stock over the five trading days ending on July 16, 2007. The option shares will vest as follows: 100,000 were fully vested upon grant, 225,000 will vest on April 11, 2008, 225,000 will vest on April 11, 2009, 225,000 will vest on April 11, 2010 and 225,000 will vest on April 11, 2011. The manner in which the company values the option awards is outlined in
Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 7 under the heading "Stockholders' Deficit" included in this annual report.

(7) Amounts represent 401(k) contributions by the company, as described under the heading "401(k) Plan" below.

(8) On January 16, 2007, Gary Watson was granted an option under our 2005 Stock Incentive Plan to acquire 100,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.24 per share. The option shares granted to Mr. Watson will vest as follows: 12,500 of the option shares vested on January 16, 2008, 12,500 will vest on January 16, 2009, 12,500 will vest on January 16, 2010, 12,500 will vest on January 16, 2011, 12,500 vested on September 8, 2007, 12,500 vested on September 8, 2008, 12,500 will vest on September 8, 2009 and 12,500 will vest on September 8, 2010. On March 5, 2007, Mr. Watson was granted an option under our 2005 Stock Incentive Plan to acquire 87,500 shares of our common stock, par value $0.001 per share, at an exercise price of $0.19 per share. The option shares were fully vested upon grant. The manner in which the company values the option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 7 under the heading "Stockholders' Deficit" included in this annual report.

(9) On January 16, 2007, Philip Yee was granted an option under our 2005 Stock Incentive Plan to acquire 100,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.24 per share. The option shares granted to Mr. Yee will vest as follows: 15,000 of the option shares were fully vested upon grant of the options, 6,250 vested on January 16, 2008, 6,250 will vest on January 16, 2009, 6,250 will vest on January 16, 2010, 6,250 will vest on January 16, 2011, 15,000 vested on April 3, 2007, 15,000 will vest on April 3, 2008, 15,000 will vest on April 3, 2009 and 15,000 will vest on April 3, 2010. The manner in which the company values the option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 7 under the heading "Stockholders' Deficit" included in this annual report.

(10) Amount represents the salary paid to Dr. Staples for the period from January 1 ,2007 through March 8, 2007.

(11) On January 16, 2007, Edward Staples was granted an option under our 2005 Stock Incentive Plan to acquire 50,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.24 per share. The option shares are scheduled to vest as follows: one quarter vested on January 16, 2008, one quarter will vest on January 16, 2009, one quarter will vest on January 16, 2010 and one quarter will vest on January 16, 2011. On March 5, 2007, Dr. Staples was granted an option under our 2005 Stock Incentive Plan to acquire 50,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.19 per share. The option shares were fully vested upon grant. The manner in which the company values the option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 7 under the heading "Stockholders' Deficit" included in this annual report.

(12) Amount represents (i) $116,324 received as severance pursuant to the Severance Agreement, Mutual Release and Promotion Agreement, as more fully described under the heading "Severance and Termination Agreements" below (ii) a total of $900 for Dr. Staples' services promoting the company and its products in exchange for $100 per hour and reimbursement of reasonable business costs and expenses incurred in connection with such promotion and (iii) $1,573 in 401(k) contributions by the company.

(13) On January 16, 2007, Teong Lim was granted an option under our 2005 Stock Incentive Plan to acquire 100,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.24 per share. The option shares will vest as follows: one quarter vested on January 16, 2008, one quarter will vest on January 16, 2009, one quarter will vest on January 16, 2010 and one quarter will vest on January 16, 2011. On March 5, 2007, Dr. Lim was granted an option under our 2005 Stock Incentive Plan to acquire 40,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.19 per share. The option shares were fully vested upon grant. The manner in which the company values the option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 7 under the heading "Stockholders' Deficit" included in this annual report.

(14) Amount represents (i) $67,185 paid to Dr. Lim in exchange for consulting services, (ii) $3,016 in 401(k) contributions by the company and (iii) $3,848 paid to Dr. Lim as reimbursement for health insurance premiums.

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

          Barry Howe. On March 28, 2007, Barry Howe accepted an offer letter extended by Electronic Sensor Technology regarding his employment with Electronic Sensor Technology as Chief Operating Officer, which is attached as
Exhibit 10.1 to our current report on Form 8-K filed April 3, 2007 and is incorporated herein by reference. The offer letter provides that Mr. Howe will serve as Chief Operating Officer of Electronic Sensor Technology for a trial period of three months, at the end of which the Board of Directors will evaluate Mr. Howe and consider him for the position of Chief Executive Officer. The letter also contemplates nominating Mr. Howe to serve as a director of the Electronic Sensor Technology at such time. The offer letter sets Mr. Howe's salary at $150,000 per year, to be reviewed after the three-month trial period, and provides for an option to purchase 1 million shares of the company's common stock to be granted to Mr. Howe at the end of such trial period if Mr. Howe is appointed Chief Executive Officer at such time, of which 100,000 of the option shares will be vested on the date of the grant and 900,000 of the option shares will vest in installments of 25% per year on each anniversary of Mr. Howe's employment. On July 16, 2007, the Board of Directors appointed Mr. Howe to become President and Chief Executive Officer of the company. In connection with his appointment, Mr. Howe's annual salary was increased from $150,000 to $185,000. In addition, the Board of Directors approved the grant of an option to acquire 1 million shares of common stock of the company.

          Teong C. Lim. On July 16, 2007, Teong C. Lim announced his retirement as President and Chief Executive Officer to the Board of Directors of the company, effective as of such date. Dr. Lim continues to serve as a director of and a consultant to the company. On July 17, 2007, Dr. Lim and the company entered into a letter agreement regarding the company's engagement of Dr. Lim as a consultant through January 17, 2008 for a monthly fee of $13,437, as more fully described in Exhibit 10.1 to our current report on Form 8-K filed July 18, 2007 and is incorporated herein by reference. The consulting agreement with Dr. Lim was extended on January 17, 2008 on a month-to-month basis at the same retainer fee.

Severance and Termination Agreements

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

401(k) Plan

          The company sponsors a 401(k) retirement savings plan which covers its full-time employees who have been employed by the company for at least one (1) year. Eligible employees may elect to contribute a percentage of their compensation to the 401(k) plan, subject to the maximum amount established annually under Section 401(k) of the Internal Revenue Code. In each of 2006 and 2007, the company contributed an amount equal to three percent (3%) of each employee's respective compensation to the 401(k) plan account of each eligible employee.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

          The following table outlines all outstanding equity awards held by named executive officers as of the fiscal year ended December 31, 2007.

                 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END(1)

                                                        Option Awards
                      ---------------------------------------------------------------------------------
                                                        Equity Incentive
                                                          Plan Awards:
                         Number of        Number of        Number of
                        Securities       Securities        Securities
                        Underlying       Underlying        Underlying       Option
                        Unexercised      Unexercised       Unexercised     Exercise        Option
                          Options        Options (#)        Unearned        Price        Expiration
     Name             (#) Exercisable   Unexercisable      Options (#)       ($)            Date
     --------------   ---------------   -------------   ----------------   --------   -----------------
     Barry S. Howe            325,000(2)      675,000            675,000      $0.20       July 16, 2017

     Gary Watson              175,000(3)            -                  -      $1.00    February 1, 2015
                               25,000(2)       75,000             75,000      $0.24    January 16, 2017
                               87,500(2)            -                  -      $0.19       March 5, 2017

     Philip Yee                51,250(2)       48,750             48,750      $0.24    January 16, 2017

     Edward Staples           100,000(4)            -                  -      $1.00    February 1, 2015
                               12,500(2)       37,500             37,500      $0.24    January 16, 2017
                               50,000(2)            -                  -      $0.19       March 5, 2017

     Teong C. Lim              80,000(5)            -                  -      $1.00    February 1, 2015
                               25,000(2)       75,000             75,000      $0.24    January 16, 2017

                                                        Option Awards
                      ---------------------------------------------------------------------------------
                                                        Equity Incentive
                                                          Plan Awards:
                         Number of        Number of        Number of
                        Securities       Securities       Securities
                        Underlying       Underlying       Underlying        Option
                        Unexercised      Unexercised      Unexercised      Exercise        Option
                          Options        Options (#)       Unearned         Price        Expiration
     Name             (#) Exercisable   Unexercisable     Options (#)        ($)            Date
     --------------   ---------------   -------------   ----------------   --------   -----------------
                               40,000(2)            -                  -      $0.19       March 5, 2017

(1) The columns related to stock awards have been omitted because there were no outstanding unvested stock awards as of the fiscal year ended December 31, 2007.

(2) For the vesting dates of such options, see the footnotes to the Summary Compensation Table.

(3) Gary Watson was granted options to purchase (i) 50,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.00 per limited partnership interest on March 15, 1999, (ii) 50,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.05 per limited partnership interest on July 1, 2000, (iii) 50,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.05 per limited partnership interest on May 15, 2001 and
(iv) 25,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.05 per limited partnership interest on September 15, 2002. Such options were terminated in connection with the merger whereby Electronic Sensor Technology, L.P. became an indirect subsidiary of Electronic Sensor Technology, Inc., and were replaced with an option to purchase 175,000 shares of common stock at $1.00 per share. Such option was accounted for at the time of the original grants of Electronic Sensor Technology, L.P. options and no dollar amount was recognized in connection therewith for financial statement reporting purposes with respect to the 2005 fiscal year.

(4) Edward Staples was granted an option to purchase 100,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.00 per limited partnership interest on December 31, 2003. Such option was terminated in connection with the merger whereby Electronic Sensor Technology, L.P. became an indirect subsidiary of Electronic Sensor Technology, Inc., and was replaced with an option to purchase 100,000 shares of common stock of Electronic Sensor Technology, Inc. at $1.00 per share. Such option was accounted for at the time of the original grant of Electronic Sensor Technology, L.P. options and no dollar amount was recognized in connection therewith for financial statement reporting purposes with respect to the 2005 fiscal year.

(5) Teong Lim was granted an option to purchase 80,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.00 per limited partnership interest on December 31, 2003. Such option was terminated in connection with the merger whereby Electronic Sensor Technology, L.P. became an indirect subsidiary of Electronic Sensor Technology, Inc. and was replaced with an option to purchase 80,000 shares of common stock of Electronic Sensor Technology, Inc. at $1.00 per share. Such option was accounted for at the time of the original grant of Electronic Sensor Technology, L.P. options and no dollar amount was recognized in connection therewith for financial statement reporting purposes with respect to the 2005 fiscal year.

DIRECTOR COMPENSATION

          The following table sets forth the compensation paid by Electronic Sensor Technology to all non-employee directors for the fiscal year ended December 31, 2007.

                            DIRECTOR COMPENSATION(1)

                                       Fees Earned or                         All Other
                                        Paid in Cash     Option Awards(3)    Compensation      Total
                    Name(2)                 ($)                ($)              ($)(4)          ($)
          --------------------------   --------------    ----------------    ------------    ---------
          James Frey                           38,000(5)           20,000(6)            -       58,000
          (February 21, 2005-
          Present)

          James Wilburn                        22,500(7)           15,000(8)            -       37,500
          (September 2005-

                                       Fees Earned or                         All Other
                                        Paid in Cash     Option Awards(3)    Compensation      Total
                    Name(2)                 ($)                ($)              ($)(4)          ($)
          --------------------------   --------------    ----------------    ------------    ---------
          Present)

          Francis Chang                         6,000(9)            5,000(10)      43,096(11)   54,096
          (January 31, 2005-Present)

          Lewis E. Larson                       8,000(12)          10,000(13)      22,500(14)   40,500
          (September 7, 2006-
          Present)

          Rita Benoy Bushon                     5,000(15)               -               -        5,000
          (October 26, 2007-Present)

          Michel A. Amsalem                         -                   -               -            -
          (September 7, 2006-
          December 14, 2007)

          Mike Krishnan                         5,000(16)          15,000(17)           -       20,000
          (February 21, 2005-
          September 10, 2007)

(1) The columns entitled "Stock Awards," "Non-Equity Incentive Plan Compensation" and "Nonqualified Deferred Compensation Earnings" have been omitted from the Director Compensation Table because there has been no compensation awarded to, earned by, or paid to any of the directors required to be reported in such columns.

(2) Barry Howe, Teong Lim and Edward Staples are not included in the Director Compensation Table because any compensation received by Mr. Howe, Dr. Lim and Dr. Staples as directors of Electronic Sensor Technology for the fiscal year ended December 31, 2007 is reflected in the Summary Compensation Table above.

(3) The manner in which the company values stock and option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 7 under the heading "Stockholders' Deficit" included in this annual report. We did not grant any stock awards to the directors during our 2006 fiscal year or our 2007 fiscal year.

(4) With the exception of Michel Amsalem, the company reimburses each director who is not an officer or employee of the company for reasonable out-of-pocket expenses for attending board meetings. In 2007, with respect to each director, the aggregate amount of such expenses amounted to less than $10,000.

(5) James Frey received an attendance fee of $2,000 per meeting and an annual retainer fee of $2,000, which was paid quarterly.

(6) On January 16, 2007, James Frey was granted an option under our 2005 Stock Incentive Plan to acquire 200,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.24 per share. The options granted to Mr. Frey vested as follows: 100,000 of the option shares were fully vested upon grant of the options, 25,000 vested on February 21, 2007 and 75,000 vested on January 16, 2008. The manner in which the company values the option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 7 under the heading "Stockholders' Deficit" included in this annual report.

(7) In 2007, James Wilburn received an attendance fee of $1,500 per meeting and a monthly retainer fee of $1,000, which was paid quarterly.

(8) On January 16, 2007, James Wilburn was granted an option under our 2005 Stock Incentive Plan to acquire 150,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.24 per share. The options granted to Dr. Wilburn vested as follows: 75,000 of the option shares were fully vested upon grant of the options, 25,000 vested on September 8, 2007 and 50,000 vested on January 16, 2008. The manner in which the company values the option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 7 under the heading "Stockholders' Deficit" included in this annual report.

(9)  In 2007, Francis Chang received an attendance fee of $1,500 per meeting.

(10) On January 16, 2007, Francis Chang was granted an option under our 2005 Stock Incentive Plan to acquire 50,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.24 per share. The options granted to Mr. Chang vested as follows: one half of the option shares were fully vested upon grant of the options and one half vested on November 1, 2007. On March 5, 2007, Mr. Chang was granted an option under our 2005 Stock Incentive Plan to acquire 40,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.19 per share. The option shares were fully vested upon grant. The manner in which the company values the option awards is outlined in
Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 7 under the heading "Stockholders' Deficit" included in this annual report.

(11) Amount represents (i) $39,000 paid to Francis Chang in exchange for consulting services and (ii) $4,096 in health insurance premiums paid by the Company on behalf of Francis Chang.

(12) In 2007, Lewis Larson received an attendance fee of $2,000 per meeting.

(13) On January 16, 2007, Lewis Larson was granted an option under our 2005 Stock Incentive Plan to acquire 100,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.24 per share. The options granted to Mr. Larson vested as follows: one half of the option shares were fully vested upon grant of the options and one half vested on January 16, 2008. The manner in which the company values the option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 7 under the heading "Stockholders' Deficit" included in this annual report.

(14) Includes $22,500 paid to The Lion Group in exchange for consulting services. Lewis Larson is the founder and the President of The Lion Group.

(15) In 2007, Rita Benoy Bushon received an attendance fee of $2,000 per meeting.

(16) In 2007, Mike Krishnan received $5,000 in attendance fees.

(17) On January 16, 2007, Mike Krishnan was granted an option under our 2005 Stock Incentive Plan to acquire 150,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.24 per share. The options granted to Mr. Krishnan vested as follows: 75,000 of the option shares were fully vested upon grant of the options, 25,000 vested on February 20, 2007 and 50,000 vested on January 16, 2008. The manner in which the company values the option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 7 under the heading "Stockholders' Deficit" included in this annual report.

NARRATIVE TO DIRECTOR COMPENSATION

Agreements with Directors

          The company has agreements with each of the directors listed in the Director Compensation Table, with the exception of Michel Amsalem and Mike Krishnan, to continue to pay the retainer fees and meeting attendance fees set forth in such table, as well as to reimburse such directors for reasonable out-of-pocket expenses for attending board meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following table sets forth information, as of the date of this annual report, concerning our issued and outstanding stock beneficially owned
(i) by each director and each named executive officer of Electronic Sensor Technology, (ii) by all directors and executive officers of Electronic Sensor Technology as a group and (iii) by each shareholder known by Electronic Sensor Technology to be the beneficial owner of more than 5% of the outstanding common stock. The information regarding beneficial owners of 5% or more of our common stock was gathered by us from the filings made by such owners with the SEC or from other sources. Shares that may be acquired within 60 days are treated as outstanding for purposes of determining the amount and percentage beneficially owned.


                                                     Amount and Nature of
                         Name and Address            Beneficial Ownership     Percentage
Title of Class        of Beneficial Owner(1)          (Shares of Stock)       of Class(2)
--------------   ---------------------------------   --------------------     -----------
Common stock    Barry Howe+*                                325,000(3)           0.21%
Common stock    Philip Yee+                                  51,250(4)           0.03%
Common stock    Gary Watson+                                287,500(5)           0.18%
Common stock    James Frey*                                 450,000(6)           0.29%
Common stock    Teong Lim*                                5,312,908(7)           3.40%
Common stock    Francis Chang*                            4,023,160(8)           2.57%
Common stock    Rita Benoy Bushon*                                0(9)           0.00%
Common stock    James Wilburn*                              150,000(10)          0.10%
Common stock    Lewis Larson*                               100,000(11)          0.06%
Common stock    L&G Resources (1994), Inc. (Wholly
                owned by Land & General Berhad)++         9,948,801(12)          6.37%
Common stock    Midsummer Investment Ltd.++              13,708,957(13)          8.58%
Common stock    Halfmoon Bay Capital Ltd++              127,572,016(14)         64.76%
Common stock    All directors and named                  10,699,818(15)          8.26%
                executive officers as a group

* Director

+ Named executive officer

++ 5% or more beneficial owner

(1) The address of each director and named executive officer is c/o Electronic Sensor Technology, Inc., 1077 Business Center Circle, Newbury Park, California 91320. The address of Midsummer Investment Ltd. is 295 Madison Avenue, 38th Floor, New York, New York 10017. The address of each of L&G Resources (1994), Inc. and Land & General Berhad is 7 Persiaran Dagang, Bandar Sri Damansara, Kuala Lumpur, Malaysia 52200. The address of Halfmoon Bay Capital Ltd is Trident Chambers, P.O. Box 146, Road Town Tortola, British Virgin Islands.

(2) These percentages are calculated based upon the total amount of outstanding shares of common stock beneficially owned by each person or group, including shares of common stock that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, divided by 155,853,385, which represents the total number of shares of common stock issued and outstanding as of the date of this annual report, plus, for each person or group, any shares of common stock that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Includes 325,000 shares of common stock underlying an option exercisable within 60 days of the date of this annual report.

(4) Includes 51,250 shares of common stock underlying an option exercisable within 60 days of the date of this annual report.

(5) Includes 287,500 shares of common stock underlying options exercisable within 60 days of the date of this annual report.

(6) Includes 450,000 shares of common stock underlying options exercisable within 60 days of the date of this annual report.

(7) Includes 145,000 shares of common stock underlying options exercisable within 60 days of the date of this annual report, and 438,796 shares of common stock underlying warrants exercisable within 60 days of the date of this annual report and 4,729,112 shares of common stock held by TC Lim, LLC and beneficially owned by Dr. Lim by virtue of his position as sole member of TC Lim, LLC.

(8) Includes 170,000 shares of common stock underlying options exercisable within 60 days of the date of this annual report, and 257,247 shares of common stock underlying warrants exercisable within 60 days of the date of this annual report and 3,595,913 shares of common stock held by 3 Springs, LLC and beneficially owned by Mr. Chang by virtue of his position as sole member of 3 Springs, LLC.

(9) Ms. Bushon is the Executive Director of Land & General Berhad and President of L&G Resources (1994), Inc., a wholly owned subsidiary of Land & General Berhad. By virtue of her position, Ms. Bushon may be deemed to share dispositive power over the 9,948,801 shares of common stock beneficially owned by Land & General Berhad and L&G Resources (1994), Inc. Ms. Bushon is one of six directors on the Board of Directors of Land & General Berhad and the Board of Directors of Land & General Berhad makes the ultimate voting and investment decisions with respect to the 9,948,801 shares of common stock. Ms. Bushon disclaims beneficial ownership of such shares of common stock.

(10) Includes 150,000 shares of common stock underlying an option exercisable within 60 days of the date of this annual report.

(11) Includes 100,000 shares of common stock underlying an option exercisable within 60 days of the date of this annual report.

(12) Includes 9,632,534 shares of common stock and 316,267 shares of common stock underlying a warrant exercisable within 60 days of the date of this annual report held by L&G Resources (1994), Inc., a wholly-owned subsidiary of Land & General Berhad, of which Land & General Berhad is a beneficial owner. Rita Benoy Bushon is President of L&G Resources (1994), Inc. and Executive Director of Land & General Berhad. By reason of such relationships, Ms. Bushon may be deemed to share dispositive power over the shares of common stock beneficially owned by L&G Resources (1994), Inc. Ms. Bushon expressly disclaims beneficial ownership as Ms. Bushon is one of six directors on the Board of Directors of Land & General Berhad and the Board of Directors of Land & General Berhad makes the ultimate voting and investment decisions with respect to the 9,948,801 shares of common stock.

(13) Includes 3,899,030 shares of common stock underlying a warrant exercisable within 60 days of the date of this annual report. The exercise of the warrant is contractually capped such that such exercise shall not cause Midsummer's beneficial ownership to exceed 4.99%, unless waived by Midsummer, and in no event to exceed 9.99% (without giving effect to shares of common stock underlying any unexercised portion of the warrant). Midsummer Capital, LLC, a New York limited liability company, serves as investment advisor to Midsummer Investment Ltd., a Bermuda company. By reason of such relationships, Midsummer Capital may be deemed to share dispositive power over the shares of common stock beneficially owned by Midsummer Investment. Midsummer Capital disclaims beneficial ownership of such shares of common stock. Michel A. Amsalem and Scott
D. Kaufman are members of Midsummer Capital. By reason of such relationships, Mr. Amsalem and Mr. Kaufman may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Midsummer Investment. Mr. Amsalem and Mr. Kaufman disclaim beneficial ownership of such shares of common stock.

(14) Includes 41,152,263 shares of common stock underlying a debenture convertible within 60 days of this annual report held by Halfmoon Bay Capital Ltd and beneficially owned by each of Wan Azmi Wan Hamzah and Nik Anida Bte Nik Manshor by virtue of their positions as shareholders and directors of Halfmoon Bay Capital Ltd. Halfmoon Bay Capital Ltd has three shareholders, who are Wan Azmi Wan Hamzah, Nik Anida Bte Nik Manshor and Wan Afzal Bin Wan Azmi and two directors, who are Wan Azmi Wan Hamzah and Nik Anida Bte Nik Manshor. Wan Afzal Bin Wan Azmi may be deemed to share dispositive power over the shares of common stock beneficially owned by Halfmoon Bay Capital Ltd. Wan Afzal Bin Wan Azmi expressly disclaims beneficial ownership as Wan Afzal Bin Wan Azmi is not a director of Halfmoon Bay Capital Ltd and the Board of Directors of Halfmoon Bay Capital Ltd makes the ultimate voting and investment decisions with respect to the 127,572,016 shares of common stock.

(15) Includes 1,678,750 shares of common stock underlying options exercisable within 60 days of the date of this annual report and 696,043 shares of common stock underlying warrants exercisable within 60 days of the date of this annual report, as well as 3,595,913 shares of common stock held by 3 Springs, LLC and 4,729,112 shares of common stock held by TC Lim, LLC.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

          See disclosure under Item 5 of this annual report with respect to information regarding securities authorized for issuance under equity compensation plans.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Securities Purchase Agreement with Halfmoon Bay Capital Ltd

          On March 28, 2008, Electronic Sensor Technology issued $2 million aggregate principal amount of 9% convertible debentures with a conversion price of $0.0486 to Halfmoon Bay Capital Ltd and 86,419,753 shares of the company's common stock in exchange for $5.5 million from Halfmoon Bay, pursuant to a Securities Purchase Agreement dated March 28, 2008 between the company and Halfmoon Bay, as more fully described on our current report on Form 8-K filed on or about the date of this annual report.

Midsummer Investment, Ltd. and Islandia, L.P.

          On September 7, 2006, Electronic Sensor Technology entered into a Forbearance and Amendment Agreement with Midsummer Investment, Ltd. and Islandia, L.P., which, at such time, each held an 8% convertible debenture and a warrant, the common stock underlying which represented more than 5% of the beneficial ownership of our outstanding shares of common stock. The Forbearance and Amendment Agreement is attached as Exhibit 10.1 to, and is more fully described in, our current report on Form 8-K filed September 8, 2006, which description is incorporated herein by reference. On December 27, 2007, Electronic Sensor Technology entered into a First Amendment Agreement with Midsummer and Islandia, which is attached as Exhibit 10.1 to, and is more fully described in, our amended current report on Form 8-K/A filed January 14, 2008, which description is incorporated herein by reference.

          On February 26, 2008, the company entered into a Conversion and Termination Agreement with Midsummer and Islandia, which is attached as Exhibit
10.2 to, and is more fully described in, our current report on Form 8-K filed February 27, 2008, which description is incorporated herein by reference. Pursuant to the Conversion and Termination Agreement, on March 31, 2008, the company paid to Midsummer and Islandia an aggregate amount of $3.5 million of the $7 million outstanding principal amount of the convertible debentures. Further, pursuant to the Conversion and Termination Agreement, Midsummer and Islandia converted the remaining $3.5 million of the principal amount of their 8% convertible debentures, together with interest thereon, at a conversion price of $0.35 per share of common stock, and the remaining shares of common stock underlying the warrants held by Midsummer and Islandia were reduced by 50%.

DIRECTOR INDEPENDENCE

          Although we are not required to have independent directors on our Board of Directors because our securities are not listed on a national securities exchange or an inter-dealer quotation system which has director independence requirements, three of the seven directors on our Board are independent using the definition of "independent director" contained in Rule 4200(15) of the NASDAQ Marketplace Rules. Our independent directors are James Frey, James Wilburn and Lewis Larson. Under Rule 4200(a)(15) of the NASDAQ Marketplace Rules, an "independent director" is generally defined as a person other than an executive officer or employee of the company or another individual having a relationship which, in the opinion of the company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

          The members of our audit committee and compensation committee include James Wilburn, who is also the chairman of both committees, Francis Chang and Lewis Larson. In addition to being an independent director under Rule 4200(a)(15), the NASDAQ audit committee independence standards (which are also not applicable to us) contain NASDAQ Marketplace Rule 4350(d), which requires that audit committee members meet certain additional independence requirements. James Wilburn is independent under the NASDAQ audit committee independence standards. Francis Chang, however, is not independent under either
Rule 4200(a)(15) or the audit committee standards. Although Lewis Larson is an independent director under Rule 4200(a)(15), he is not independent under the audit committee standards.

Item 13.  Exhibits.

         See Exhibit Index.

Item 14.  Principal Accountant Fees and Services.

AUDIT FEES

          The aggregate fees billed for the 2006 and 2007 fiscal years for professional services rendered by our principal accountant, Sherb & Co., LLP, for the audit of our annual financial statements and review of financial statements included in our periodic reports on Form 10-QSB and other services provided in connection with statutory and regulatory filings were $60,000 and $53,000 respectively.

AUDIT-RELATED FEES

          No assurance or related services that are reasonably related to the performance of the audit or review of our financial statements were rendered by our principal accountants during the 2006 or 2007 fiscal year.

TAX FEES

          The aggregate fees to be billed for professional services rendered by our current principal accountant, Sherb & Co., LLP, for tax compliance and tax advice were $7,500 for each of the 2006 and 2007 fiscal years.

ALL OTHER FEES

          No other products or services were provided by our principal accountants during the 2006 or 2007 fiscal year, other than the services outlined in the foregoing sections.

AUDIT COMMITTEE

          Our audit committee has not to date adopted any pre-approval policies or procedures.

Exhibit Index

Exhibit
Number    Description
-------   ----------------------------------------------------------------------
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

10.1 Electronic Sensor Technology, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 of the annual report on Form 10-KSB filed on April 15, 2005).

10.2      Form of Stock Option Agreement (incorporated by reference from Exhibit
          10.2 of the annual report on Form 10-KSB filed on April 15, 2005).

10.3 Letter agreement dated as of October 3, 2005, between Electronic Sensor Technology, Inc. and James Frey (incorporated by reference from
          Exhibit 10.1 of the current report on Form 8-K filed on October 7,
          2005).

10.4 Letter agreement dated as of February 21, 2005, between Electronic Sensor Technology, Inc. and James Frey (incorporated by reference from
          Exhibit 10.2 of the current report on Form 8-K filed on October 7,
          2005).

10.5 Addendum dated as of April 1, 2005 to the letter agreement dated February 21, 2005, between Electronic Sensor Technology, Inc. and James Frey (incorporated by reference from Exhibit 10.3 of the current report on Form 8-K filed on October 7, 2005).

10.6 International Distributorship Agreement dated August 2005, between Electronic Sensor Technology, Inc. and Beijing R&D Technology Co., Ltd. (incorporated by reference from Exhibit 10.12 of the amended registration statement on Form SB-2/A filed on February 15, 2006).

10.7 International Distributorship Agreement dated October 21, 2005, between Electronic Sensor Technology, Inc. and TechMondial, Ltd. (incorporated by reference from Exhibit 10.13 of the amended registration statement on Form SB-2/A filed on February 15, 2006).

10.8 Form of Securities Purchase Agreement dated as of December 7, 2005, among Electronic Sensor Technology, Inc., Midsummer Investment, Ltd. and Islandia, L.P. (incorporated by reference from Exhibit 10.1 of the current report on Form 8-K filed on December 8, 2005).

10.9 Form of Registration Rights Agreement dated as of December 7, 2005, among Electronic Sensor Technology, Inc., Midsummer Investment, Ltd. and Islandia, L.P. (incorporated by reference from Exhibit 10.2 of the current report on Form 8-K filed on December 8, 2005).

10.10 Forbearance and Amendment Agreement dated as of September 7, 2006, among Electronic Sensor Technology, Inc., Midsummer Investment, Ltd. and Islandia L.P. (incorporated by reference from Exhibit 10.1 of the current report on Form 8-K filed on September 8, 2006).

Exhibit
Number    Description
-------   ----------------------------------------------------------------------
10.11 Letter Agreement dated November 1, 2006 between Electronic Sensor Technology, Inc. and Francis Chang (incorporated by reference from
          Exhibit 10.1 of the amended current report on Form 8-K/A filed on February 14, 2007).

10.12 Offer letter dated March 15, 2006 between Electronic Sensor Technology, Inc. and Philip Yee (incorporated by reference from
          Exhibit 10.2 of the amended current report on Form 8-K/A filed on February 14, 2007).

10.13 Severance Agreement, Mutual Release and Promotion Agreement effective as of March 8, 2007 between Electronic Sensor Technology, Inc. and Edward Staples (incorporated by reference from Exhibit 10.1 of the current report on Form 8-K filed on March 13, 2007).

10.14 Offer letter dated March 28, 2007 between Electronic Sensor Technology, Inc. and Barry S. Howe (incorporated by reference from
          Exhibit 10.1 of the current report on Form 8-K filed on April 3,
          2007).

10.15 Offer letter dated July 17, 2007 between Electronic Sensor Technology, Inc. and Teong C. Lim (incorporated by referenced from Exhibit 10.1 of the current report on Form 8-K filed on July 18, 2007).

10.16 First Amendment Agreement dated as of December 27, 2007, among Electronic Sensor Technology, Inc., Midsummer Investment, Ltd. and Islandia L.P. (incorporated by reference from Exhibit 10.1 of the amended current report on Form 8-K/A filed on January 14, 2008).

10.17 Conversation and Termination Agreement dated as of February 26, 2008, among Electronic Sensor Technology, Inc., Midsummer Investment, Ltd. and Islandia L.P. (incorporated by referenced from Exhibit 10.2 of the current report on Form 8-K filed on February 28, 2008).

10.18 Securities Purchase Agreement dated as of March 28, 2008, between Electronic Sensor Technology, Inc. and Halfmoon Bay Capital Ltd (incorporated by referenced from Exhibit 10.1 of the current report on Form 8-K filed on April 3, 2008).

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

                                              ELECTRONIC SENSOR TECHNOLOGY, INC.


Date: April 8, 2008                           By:/s/ Barry S. Howe
                                                 -------------------------------
                                                 Barry S. Howe
                                                 President and Chief Executive
                                                 Officer (Principal Executive
                                                 Officer)

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 8, 2008                           By:/s/ Barry S. Howe
                                                 -------------------------------
                                                 Barry S. Howe
                                                 President and Chief Executive
                                                 Officer (Principal Executive
                                                 Officer)


Date: April 8, 2008                           By:/s/ Philip Yee
                                                 -------------------------------
                                                 Philip Yee
                                                 Secretary, Treasurer and Chief
                                                 Financial Officer
                                                 (Principal Financial Officer
                                                 and Principal Accounting
                                                 Officer)


Date: April 8, 2008                           By: *
                                                 -------------------------------
                                                 James H. Frey, Chairman


Date: April 8, 2008                           By: *
                                                 -------------------------------
                                                 Francis H. Chang, Director


Date: April 8, 2008                           By: *
                                                 -------------------------------
                                                 Teong C. Lim, Director


Date: April 8, 2008                           By: *
                                                 -------------------------------
                                                 Barry S. Howe, Director


Date: April 8, 2008                           By: *
                                                 -------------------------------
                                                 James Wilburn, Director


Date: April 8, 2008                           By: *
                                                 -------------------------------
                                                 Rita Benoy Bushon, Director


Date: April 8, 2008                           By: *
                                                 -------------------------------
                                                 Lewis Larson, Director


*By:/s/ Philip Yee
    ----------------
    Philip Yee
    Attorney-in-Fact