Form 10-Q
period 2008-03-31
Electronic Sensor Technology, Inc
filed 2008-05-15
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended MARCH 31, 2008

                                       or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from _______________ to _______________

               Commission file number 000-51859

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [ ]                   Accelerated filer [ ]

     Non-accelerated filer [ ]                     Smaller reporting company [X]
     (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                      Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              155,853,383 shares of common stock as of May 1, 2008

================================================================================

Certain statements in this quarterly report on Form 10-Q, including those relating to the company's plans regarding business and product development; product sales and distribution; market demands and developments in the homeland security, analytical instrumentation/quality control and environmental monitoring markets; and the sufficiency of the company's resources to satisfy operation cash requirements are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may contain the words "believe," "anticipate," "expect," "predict," "estimate," "project," "will be," "will continue," "will likely result," or other similar words and phrases. Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: risks related to changes in technology, our dependence on key personnel, our ability to protect our intellectual property rights, emergence of future competitors, changes in our largest customer's business and government regulation of homeland security companies. The forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheet (Unaudited) as of March 31, 2008                F-1

Consolidated Statements of Operations (Unaudited) for the Three
    Months Ended March 31, 2008 and 2007                                   F-2

Consolidated Statements of Cash Flows (Unaudited) for the Three
    Months Ended March 31, 2008 and 2007                                   F-3

Notes to Consolidated Financial Statements (unaudited)                     F-4

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                ASSETS                             March 31,       December 31,
                                                                    2008              2007
                                                               --------------    --------------

CURRENT ASSETS:
  Cash and cash equivalents                                    $    2,051,495    $      248,587
  Certificate of deposit-restricted                                    12,384            12,384
  Accounts receivable, net                                            221,636           281,400
  Prepaid expenses                                                     92,170            80,761
  Inventories                                                         752,014           818,989
                                                               --------------    --------------
    TOTAL CURRENT ASSETS                                            3,129,699         1,442,121
                                                               --------------    --------------

DEFERRED FINANCING COSTS, net                                               -           347,967
PROPERTY AND EQUIPMENT, net                                           151,963           174,111
SECURITY DEPOSITS                                                      12,817            12,817
                                                               --------------    --------------
                                                               $    3,294,479    $    1,977,016
                                                               ==============    ==============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                        $      514,938    $      520,685
  Deferred revenues                                                    29,167            41,667
  Derivative liabilities                                                    -         2,376,543
  Convertible debentures - current portion                                  -         2,333,333
  Obligation under capital lease due within one year                   18,390            17,875
                                                               --------------    --------------
    TOTAL CURRENT LIABILITIES                                         562,495         5,290,103
                                                               --------------    --------------
CONVERTIBLE DEBENTURES - long-term portion, net of                  1,942,482         2,527,777
 unamortized discount

LONG-TERM OBLIGATION UNDER CAPITAL LEASE                               31,812            36,607
                                                               --------------    --------------
    TOTAL LIABILITIES                                               2,536,789         7,854,487
                                                               --------------    --------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value 50,000,000
   shares authorized, none issued and outstanding                           -                 -
 Common stock, $.001 par value 200,000,000 shares
   authorized, 145,453,385 issued and outstanding,
   and 10,400,000 shares to be issued at March 31, 2008,
   and 56,756,098 issued and outstanding at
   December 31, 2007                                                  155,854            56,756
  Additional paid-in capital                                       15,124,511         8,939,562
  Accumlated deficit                                              (14,522,675)      (14,873,789)
                                                               --------------    --------------
    TOTAL STOCKHOLDERS' EQUITY                                        757,690        (5,877,471)
                                                               --------------    --------------
                                                               $    3,294,479    $    1,977,016
                                                               ==============    ==============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                               --------------------------------
                                                                    2008              2007
                                                               --------------    --------------
REVENUES                                                       $      393,533    $      477,275

COST OF SALES                                                         228,140           253,843
                                                               --------------    --------------

GROSS PROFIT                                                          165,393           223,432

OPERATING EXPENSES:
Research and development                                              177,323           218,787
Selling, general and administrative                                   487,762           777,458
                                                               --------------    --------------
  TOTAL OPERATING EXPENSES                                            665,085           996,245
                                                               --------------    --------------

LOSS FROM OPERATIONS                                                 (499,692)         (772,813)
                                                               --------------    --------------

OTHER INCOME (EXPENSE)
Other income (expense) - derivative                                   323,210           127,030
Other income (expense)                                                      -             1,854
Gain on extinguishment of debt                                      1,261,864                 -
Interest (expense)                                                   (734,269)         (709,499)
                                                               --------------    --------------
  TOTAL OTHER INCOME (EXPENSE)                                        850,805          (580,615)
                                                               --------------    --------------

NET INCOME (LOSS)                                              $      351,113    $   (1,353,428)
                                                               ==============    ==============

 Earnings (loss) per share, basic                              $         0.01    $        (0.02)
                                                               ==============    ==============

 Weighted average number of shares, basic                          61,579,041        54,173,745
                                                               ==============    ==============

 Loss per share, diluted                                       $         0.00    $        (0.03)
                                                               ==============    ==============

 Weighted average number of shares, diluted                        63,387,932        54,173,745
                                                               ==============    ==============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                               --------------------------------
                                                                    2008              2007
                                                               --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $      351,113    $   (1,353,428)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                                     13,112            13,385
     Decrease in allowance for doubtful accounts                            -            (7,996)
     Issuance of shares for payment of interest                       280,000                 -
     Stock based compensation                                          13,101            54,409
     Amortization of debt discount                                    583,428           583,334
     Amortization of deferred financing costs                          45,387            45,386
     Gain on extinguishment of debt                                (1,261,864)                -
     Decrease in fair value of derivative liability                  (323,210)         (118,280)
   Changes in assets and liabilities:
     Accounts receivable                                               59,765            84,674
     Inventories                                                       66,975             7,847
     Prepaid expenses                                                 (11,410)            4,483
     Accounts payable and accrued expenses                             (5,745)          209,576
     Deferred revenues                                                (12,500)          (12,500)
                                                               --------------    --------------
   Net cash provided by (used in) operating activities               (201,848)         (489,110)
                                                               --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in certificate of deposit                                     -           (10,385)
     Proceeds from sale of property and equipment                       9,036                 -
     Purchase of property and equipment                                     -            (2,967)
                                                               --------------    --------------
   Net cash provided by (used in) investing activities                  9,036           (13,352)
                                                               --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in capital lease obligation                              (4,280)                -
     Proceeds from issuance of 9% convertible debentures            2,000,000                 -
     Proceeds from issuance of equity                               3,500,000                 -
     Repayment of 8% convertible debentures                        (3,500,000)                -
                                                               --------------    --------------
   Net cash provided by financing activities                        1,995,720                 -
                                                               --------------    --------------
NET INCREASE (DECREASE) IN CASH                                     1,802,908          (502,462)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      248,587         1,094,141
                                                               --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    2,051,495    $      591,679
                                                               ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                    $        1,817    $      140,000
                                                               ==============    ==============
NONCASH FINANCING AND INVESTING ACTIVITY:
    Reclassification of derivative liability to
     paid-in-capital                                           $    2,053,333    $            -
                                                               ==============    ==============
    Conversion of 8% convertible debentures into equity        $      500,000    $            -
                                                               ==============    ==============
    Debt discount related to 9% convertible debentures         $       57,613    $            -
                                                               ==============    ==============

            See unaudited notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                                 March 31, 2008

1)   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and
     Item 10 of Regulation S-K. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2007, included in the Annual Report filed on Form 10-KSB for the year then ended.

     In the opinion of the management of Electronic Sensor Technology, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2008, and the results of operations and cash flows for the three month period ending March 31, 2008 have been included. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

     h)   Deferred Financing Costs

          Deferred financing costs consist of direct costs incurred by the Company in connection with the issuance of its 8% convertible debentures. The direct costs include cash payments and fair value of warrants issued to the placement agent, which secured the financing. Deferred financing costs are amortized over 48 months using the effective interest rate method. On March 31, 2008, $3.5 million of the $7.0 million 8% convertible debentures was retired and the remaining $3.5 million was converted into equity. As such, the unamortized deferred financing costs related to the 8% convertible debentures were written off.

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

     l)   Fair Value of Financial Instruments

          The fair value of certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their carrying values due to the short maturity of these instruments. The fair value of the 9% convertible debentures issued by the Company on March 28, 2008 amounts to $2,000,000, based on the Company's incremental borrowing rate. The carrying value of the derivative liabilities associated with the convertible debentures represents its fair value.

     m)   Long-lived Assets

          The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At March 31, 2008 no assets were impaired.

     n)   Capital Lease

          On June 28, 2007, the Company entered into a capital lease under which the present value of the minimum lease payments amounted to $59,200. The present value of the minimum lease payments was calculated using a discount rate of 11.41%. The principal balance of the capital lease obligation amounted to approximately $50,200 at March 31, 2008, including approximately $18,400 in the current portion of capital lease obligations in the accompanying consolidated balance sheet.

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

          The Company had registered, as of March 31, 2008, all shares underlying the 8% convertible debentures as well as all shares underlying the warrants related to the 8% convertible debentures.

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

     p)   Basic and Diluted Earnings Per Share

          Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed by dividing income available to stockholders, adjusted for interest savings on the convertible debenture and changes in income or loss associated with the derivative contract that would result if the contract had been recorded as an equity instrument for accounting purposes during the period, by the weighted average number of common shares outstanding during the period plus the net effect of stock options and warrants, effect of the convertible debentures, and embedded conversion features.

          The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at March 31, 2007 are excluded from the loss per share computation for that period due to their antidilutive effect.

          The following sets forth the computation of basic and diluted earnings per share at March 31:

                                                                              2008              2007
                                                                         --------------    --------------
          Numerator:
            Net income (loss)                                            $      351,113    $   (1,353,428)
            Net other (income)/expense associated with
             derivative contracts                                              (323,210)         (127,030)
            Interest expense in convertible debentures                            1,081                 -
                                                                         --------------    --------------
            Net income (loss) for diluted earnings per share
             purposes                                                    $       28,984    $   (1,480,458)
                                                                         ==============    ==============
          Denominator:
            Denominator for basic earnings per share-
             Weighted average shares outstanding                             61,579,041        54,173,745
            Effect of dilutive stock options and warrants,
             determined under the treasury stock method                               -                 -
            Assume issued common shares for convertible
             debentures, determined under the if-converted
             method                                                           1,808,891                 -
                                                                         --------------    --------------
            Denominator for diluted earnings per share-
             Weighted average shares outstanding                             63,387,932        54,173,745
                                                                         ==============    ==============
          Basic earnings (loss) per share                                $         0.01    $        (0.02)
                                                                         ==============    ==============
          Diluted earnings (loss) per share                              $         0.00    $        (0.03)
                                                                         ==============    ==============

     q)   Stock Based Compensation

          The Company adopted SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

          In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $13,100 in additional compensation expense during the period ended March 31, 2008. Such amount is included in general and administrative expenses on the statement of operations.

     r)   Recently Issued Accounting Pronouncements

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

          FASB 161 - Disclosures about Derivative Instruments and Hedging Activities

          In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity's financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

4)   Convertible debentures

     8% Convertible Debentures

     During December 2005, we issued in a private offering, $7,000,000 aggregate principal amount of 8% convertible debentures due December 7, 2009. The convertible debentures are convertible at any time on or prior to the maturity date at the option of the debenture holder at a conversion price of $0.4544, which was subsequently reduced to $0.4000 as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the convertible debentures and can be redeemed at the lesser of $0.4000 or 90% of the average of the volume weighted average price for the 20 consecutive trading days immediately prior to the conversion date. The convertible debentures bear interest at 8%, payable in cash or stock, at the Company's option, and are required to be redeemed in 9 equal quarterly payments commencing January 1, 2008, in cash or stock, at the Company's option.

     In connection with the issuance of the convertible debentures, the Company issued five-year warrants to purchase 12,130,314 shares of common stock at an exercise price of $0.4761 per share, which was subsequently reduced to $0.4300 per share as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the warrants.

     We paid professional fees of approximately $592,000 and issued 485,213 warrants with a fair value of approximately $136,000 relating to the issuance of the convertible debentures and warrants. The payments of professional fees and the fair value of the warrants, aggregating approximately $729,000 have been recorded as deferred financing costs. The deferred financing costs are amortized over the term of the convertible debentures.

     A First Amendment Agreement was entered into with the holders of the convertible debentures on December 27, 2007. Pursuant to the agreement, the convertible debentures holders agreed to extend the initial principal payment date on the convertible debentures from January 1, 2008 to April 1, 2008.

     A Conversion and Termination Agreement was entered into with the debentures holders on February 26, 2008. Pursuant to the agreement, the convertible debentures holders agreed that in exchange for $3,500,000, the debenture holders would convert $3,500,000 of the principal amount of their 8% convertible debentures, together with accrued interest thereon, at a conversion price of $0.35 per share of Common Stock. Upon receipt of the foregoing sum and the conversion shares of Common Stock, the debenture holders agreed to cancel the remainder of their 8% convertible debentures and 50% of the shares of Common Stock underlying warrants. With respect to the remaining 6,065,157 shares of Common Stock underlying the warrants, they will otherwise continue in full force and effect in accordance with their terms. On March 31, 2008, we remitted $3,500,000 in cash and processed for transfer 10,400,000 shares of common stock to the debenture holders to completely retire the 8% convertible debentures.

     The extinguishment of the convertible debentures resulted in a gain of approximately $1,261,900, which included the write off of related unamortized deferred financing costs of approximately $302,600.

     9% Convertible Debentures

     On March 28, 2008, we received $5,500,000 from an investor, $3,500,000 of which was for Common Stock of the Company, and $2,000,000 for a convertible debenture bearing an interest rate of 9%, payable semi-annually in cash. The common stock shares were issued at a price of $0.0405 per share. The 9% convertible debenture has a five (5)-year term, and the conversion rate of the debenture is $0.0486. The difference between the conversion rate of the debenture and the closing price of the Company's common stock on the date of issuance resulted in a note discount of approximately $58,000. The note discount will be amortized over the term of the convertible debenture.

     A condition of the new investment required the Company to use $3,500,000 to extinguish the 8% convertible debentures and this event occurred on March 31, 2008.

5)   Derivative Liabilities

     February 2005 Transaction

     During February 2005, we recognized derivative liabilities of approximately $6.0 million pursuant to the issuance of 3,985,000 freestanding warrants and granting certain registration rights which provided for liquidated damages in the event of failure to timely register the shares in connection with the issuance of shares of common stock and the related warrants. Such warrants expired in February 2008.

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

     The fair value of the warrants issued in connection with the February 2005 transaction at the date of issuance of the warrants and the granting of registration rights and at March 31, 2008 is as follows:

                                    At issuance       At March 30, 2008
                                 ------------------   ------------------
     Freestanding warrants       $        6,017,350   $                0

     The Company used the following assumptions, using the Black Scholes Model to measure the identified derivatives as follows:

     Freestanding warrants

                                          At issuance        At March 31, 2008
                                      ------------------    ------------------
     Market price:                    $             2.40    $             0.05
     Exercise price:                  $             1.00    $             1.00
     Term:                                       3 years            0.01 years
     Volatility:                                      39%                   36%
     Risk-free interest rate:                       2.78%                 1.79%
     Number of warrants:                       3,985,000             3,985,000

     December 2005 Transaction

     During December 2005, in connection with the issuance of the 8% convertible debentures, the Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Because there is no explicit number of shares that are to be delivered upon satisfaction of the convertible debentures and that there is no cap on the number of shares to be delivered upon expiration of the contract to a fixed number, the Company is unable to assert that it had sufficient authorized and unissued shares to settle its obligations under the convertible debentures and therefore, net-share settlement is not within the control of the Company. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

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

     Conversion Rate: The convertible debentures are convertible at a variable conversion price, which is the lesser of $0.4544, which was subsequently reduced to $0.4000 as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the convertible debentures, or 90% of the average of the volume weighted average price for the 20 consecutive trading days immediately prior to the conversion date. The convertible debentures are convertible at any time on or prior to the maturity date at the option of the debenture holder. The implied conversion embedded feature amounts to a conversion discount of 10% to market.

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

     In connection with the issuance of the convertible debentures, the Company granted liquidated damages pursuant to a registration rights agreement. The liquidated damages results in the event that a registration statement covering the shares underlying the convertible debentures is not declared effective within 150 days of the date the debentures were issued (which was subsequently extended to February 28, 2007 as per a Forbearance and Amendment Agreement, dated September 7, 2006 with the holders of the convertible debentures). The registration statement covering the shares underlying the convertible debentures was declared effective on November 21, 2006.

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

     The fair value of the derivative liabilities at the date of issuance of the convertible debentures and at March 31, 2008 are as follows:

                                              At Issuance      At March 31, 2008
                                            ----------------   -----------------
            Freestanding warrants           $      3,532,348   $              0
            Embedded conversion features           3,463,542                  0
            Liquidated damages                       192,500                  0
            Other outstanding warrants               143,268                  0

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

     The Company used the following assumptions to measure the identified derivatives, using the Lattice valuation model, as follows:

     Embedded conversion features

                                          At issuance       At March 31, 2008
                                      ------------------    ------------------
     Market price:                    $           0.4880    $             0.05
     Conversion price:                $           0.4544    $            0.045
     Term:                                       4 years            1.68 years
     Volatility:                                      39%                   36%
     Risk-free interest rate:                       4.39%                 1.79%

     Freestanding warrants

     The derivative liability amounts to the fair value of the warrants issuable upon exercise. We computed the fair value of this embedded derivative using the Black Scholes valuation model with the following assumptions:

                                          At issuance       At March 31, 2008
                                      ------------------    ------------------
     Market price:                    $            0.488    $             0.05
     Exercise price:                  $           0.4761    $             0.43
     Term:                                       5 years            2.68 years
     Volatility:                                      39%                   36%
     Risk-free interest rate:                       4.39%                 1.79%

     Liquidated damages

     The liquidated damages, payable in cash, are valued using the weighting probabilities and likely scenarios to estimate the amount of liquidated damages and were valued at approximately $192,500 and $0 at the date of the grant of the registration rights and at March 31, 2008, respectively.

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

     The decrease in fair value of the derivative liabilities between measurement dates, which are the date of issuance of the various debt and equity instruments and the balance sheet date, which is March 31, amounted to approximately $323,000 and $127,000, and have been recorded as other income in 2008 and 2007, respectively.

     Conversion and Termination Agreement

     A Conversion and Termination Agreement was entered into with the 8% convertible debenture holders on February 26, 2008. Pursuant to the agreement, the convertible debenture holders agreed that in exchange for $3,500,000, the debenture holders would convert $3,500,000 of the principal amount of their 8% convertible debentures, together with accrued interest thereon, at a conversion price of $0.35 per share of

     Common Stock. Upon receipt of the foregoing sum and the conversion shares of Common Stock, the debenture holders agreed to cancel the remainder of their 8% convertible debentures and 50% of the shares of Common Stock underlying warrants. With respect to the remaining 6,065,157 shares of Common Stock underlying the warrants, they will otherwise continue in full force and effect in accordance with their terms. On March 31, 2008, we remitted $3,500,000 in cash and processed for transfer 10,400,000 shares of Common Stock to the debenture holders. The extinguishment of the $7,000,000 8% convertible debentures resulted in a gain of approximately $1,261,900, which included the write off of related unamortized deferred financing costs of approximately $302,600.

     Absent other transactions which would warrant the same accounting treatment, the Company will discontinue the recognition of derivative liabilities once it can assert that it has a sufficient amount of authorized and unissued shares to settle its obligations which can be settled in shares. As a result of the satisfaction of the Company's obligations under its 8% convertible debentures, the Company can assert that it has a sufficient amount of authorized and unissued shares to settle its obligations which can be settled in shares at March 31, 2008. Accordingly, the Company has reclassified all contracts, warrants, and other convertible instruments outstanding at March 31, 2008 from liability to equity. The amount of derivative liabilities that was reclassified to equity approximated $2,053,000.

6)   Stockholders' Equity

     Common Stock

     During the quarter, the Company elected to pay the fourth quarter 2007 interest on the 8% convertible debentures in shares of the Company's common stock, rather than in cash. The Company issued 2,277,534 shares of the Company's Common Stock to the holders of the 8% convertible debentures.

     Additionally, a Conversion and Termination Agreement (see Note 5) was entered into with the holders of the 8% convertible debentures whereby in conjunction with the retirement of the debentures on March 31, 2008, the holders were issued 10,400,000 shares of the Company's Common Stock.

     On March 28, 2008, we received $5,500,000 from an investor, $3,500,000 of which was for Common Stock of the Company, and $2,000,000 for a 9% convertible debenture (see Note 4). The common stock shares were issued at a price of $0.0405 per share. A total of 86,419,753 common shares were issued to the investor.

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
               Expected life of option        5 years

     The fair value of the granted stock options shares was approximately $237,000 or $0.09 per share. Approximately $114,000 and $13,100 were charged to compensation expense in 2007 and in the current period, respectively. The remaining amount will be amortized to compensation expense over future periods based on the vesting schedule of the respective stock option shares. The total compensation cost related to nonvested awards not yet recognized amounted to approximately $99,000 at March 31, 2008. This compensation cost will be recognized over the weighted average period of the remaining terms of the stock options, unless the options are terminated sooner.

     The following tables summarize all stock option grants to employees and non-employees as of March 31, 2008:

                                                                                Weighted
                                                              Number of         Average
                        Stock Options                          Options       Exercise Price
     ---------------------------------------------------   --------------    --------------
     Balance at December 31, 2006                               1,219,500    $         0.93
     Granted                                                    2,657,950    $         0.22
     Exercised                                                          -    $            -
     Forfeited                                                   (439,500)   $         0.73
                                                           --------------    --------------
     Balance at December 31, 2007                               3,437,950    $         0.41
     Granted                                                            -    $            -
     Exercised                                                          -    $            -
     Forfeited                                                   (350,000)   $         0.45
                                                           --------------    --------------
     Balance at March 31, 2008                                  3,087,950    $         0.40
                                                           ==============    ==============
     Options exercisable at March 31, 2008                      1,849,925    $         0.53
                                                           ==============    ==============
     Weighted average fair value of options granted
      during 2008                                                       -    $            -
                                                           ==============    ==============

     A summary of the status of the Company's nonvested shares as of March 31, 2008, and changes during the fiscal year then ended as presented below.

                                                                Weighted
                                                              Average Grant
                                                                Date Fair
              Nonvested Shares                 Shares             Value
     -----------------------------------   --------------    --------------
     Nonvested at December 31, 2006                     -    $            -
       Granted                                  2,657,950    $         0.22
       Vested                                    (898,250)   $         0.09
       Cancelled                                 (161,500)   $         0.09
                                           --------------    --------------
     Nonvested at December 31, 2007             1,598,200    $         0.09
       Granted                                          -    $            -
       Vested                                     260,175    $         0.24
       Cancelled                                 (100,000)   $         0.24
                                           --------------    --------------
     Nonvested at March 31, 2008                1,238,025    $         0.21
                                           ==============    ==============

                     Options Outstanding                             Options Exercisable
-------------------------------------------------------------   -----------------------------
                                  Weighted
                    Number         Average        Weighted         Number         Weighted
                 Outstanding      Remaining        Average       Exercisable      Average
   Exercise      as of March     Contractual      Exercise       at March 31,     Exercise
    Price          31, 2008         Years          Price            2008           Price
-------------   -------------   -------------   -------------   -------------   -------------
$        0.19         280,750            8.92   $        0.19         280,750   $        0.19
$        0.20       1,000,000            9.25   $        0.20         100,000   $        0.20
$        0.24         965,700            8.83   $        0.24         627,675   $        0.24
$        0.64         250,000            7.58   $        0.64         250,000   $        0.64
$        1.00         591,500            6.83   $        1.00         591,500   $        1.00
                -------------   -------------   -------------   -------------   -------------
                    3,087,950            8.49   $        0.40       1,849,925   $        0.53
                =============   =============   =============   =============   =============

Item 2.  Management's Discussion and Analysis or Plan of Operation.

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

We believe that our products will have broad applications in the homeland security, analytical instrumentation/quality control, and environmental monitoring and detection markets. The Company is involved in ongoing product research and development efforts in that regard. The Company has also concentrated its efforts on further product development, testing and proving and continuing to expand our sales and support organization.

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

The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At March 31, 2008 no assets were impaired.

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

The Company had registered, as of March 31, 2008, all shares underlying the 8% convertible debentures as well as all shares underlying the warrants related to the convertible debentures.

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

Results of Operations

The following tables sets forth, in $ and as a percentage of revenues, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                              Three Months Ended March 31
                                             -----------------------------
          Statement of Operations Data:          2008             2007
          --------------------------------   ------------     ------------
          Revenues .......................            100%             100%
          Cost of Sales ..................             58%              53%
          Gross Profit ...................             42%              47%
          Operating Expenses .............            169%             209%

          (Loss) From Operations .........           (127%)           (162%)
          Other Income (Expense) .........            216%            (122%)
          Net Income (Loss) ..............             89%            (284%)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues are derived from product sales and product support services. For the three months ending March 31, 2008, revenues were $394,000 which was $83,000 less than first quarter 2007. A total of 11 instruments were shipped during the quarter versus 17 for the same period in 2007. Performance was impacted by a significant drop in business from our Chinese distributor and partially offset by an increase in domestic business. Domestic revenues increased 151% over last year and accounted for 77% of total revenues for the quarter. The increase in domestic revenues provided a big boost to product support revenues which were up 100% better than 2007. Product support revenues are derived primarily from training and after-sale support services to domestic customers. These same services are provided to our international customers by their respective sales representative or distributor servicing their accounts.

Cost of Sales consist of product costs and expenses associated with product support services. For the three months ending March 31, 2008, cost of sales was $228,000, compared to $253,800 for the same period 2007. For the period, cost of sales, as a percentage of revenues, were 58% versus 53% in 2007. Cost of sales for the period was negatively impacted by overhead spending and labor variances of approximately $31,000 and $11,000, respectively, caused by a slow down in production to reflect lower sales activities and to work-off on-hand inventory. Excluding the impact of the variances, cost of sales for first quarter 2008 would be 47% of revenues for an improvement of 6% over last year.

Gross profit was $165,400 or 42% of sales for the three months ending March 31, 2008, compared to $223,400 or 47% of sales for the same period in 2007. The decrease in gross margin over last year is attributed to the labor and overhead variances written off to cost of sales as noted above. Excluding the impact of the variances, gross margin would have been 53% for an improvement of 6% over last year. The improvement is due to a better sales mix as our most profitable instrument accounted for 55% of sales for the quarter. In 2007, our lowest margin unit accounted for 60% of sales.

Research and Development costs for the three months ending March 31, 2008 were $177,300 versus $218,800 for the same period in 2007. The $41,500 decrease in R&D expenses is attributed a reduction of personnel expenses due to a reduction of census ($40,500). All other 2007 expenditures were in line with 2006 expenses.

Selling, General and Administrative expenses for the three months ending March 31, 2008 were $487,800, compared to $777,500 for the same period in 2007. The $289,700 decrease in S, G & A expenses resulted from a reduction of personnel expenses due to reduction of census ($180,800), a reduction of outside services expenses, primarily consulting and legal ($100,900), and operating expenses ($8,000).

Interest expense for the three months ending March 31, 2008 was $734,300, as compared to $709,500 for the same period in 2007. Interest expense results primarily from the amortization of debt discount and stated interest associated with our 8% convertible debentures, which were issued in December 2005. The increase in interest expense in 2008 over same period last year is due primarily to a reduction of offsetting interest income earned from short-term investment of the company's excess funds. On March 31, 2008 the 8% convertible debentures, and related debt discount, were retired.

Other income-derivatives primarily consist of the decrease in the fair value of derivative liabilities between the measurement dates. The increase in other income-derivative for the three month period ending March 31, 2008, as compared to the prior period, is primarily attributable to a decrease in the quoted price of our common stock. On March 31, 2008, we satisfied our obligations under the 8% convertible debentures and as a result, the Company can assert that it has a sufficient amount of authorized and unissued shares to settle its obligations which can be settled in shares. Accordingly, the Company reclassified all contracts, warrants, and other convertible instruments outstanding at March 31, 2008 from liability to equity (see Note 5).

Gain on extinguishment of debt is the gain realized from the early retirement of the 8% convertible debentures on March 31, 2008 (see Note 4).

Liquidity and Capital Resources

For the three months ending March 31, net cash used by the Company for operating activities were $201,848 and $489,110 for 2008 and 2007 respectively. Cash used for the three months ending March 31, 2008 was comprised of the net income for the period of $351,113, plus net non-cash items (including depreciation and amortization expenses of $13,112, issuance of common shares for payment of interest of $280,000, amortization of debt discount of $583,428, amortization of deferred financing costs of $45,387, stock based compensation of $13,101, less decrease in fair value of derivative liability of $323,210, gain on early retirement of debt of $1,261,864) of $298,933 plus the net change in operating assets and liabilities of $97,085. Cash used in operations during the same three months of 2007 was comprised of the net loss for the period of $1,353,428, plus net non-cash expenses (including depreciation and amortization expenses of $13,385, stock based compensation of $54,409, amortization of debt discount of $583,334, amortization of deferred financing costs of $45,386, less decrease in fair value of derivative liability of $118,280, decrease in allowance for doubtful accounts of $7,996) of $783,190, and plus the net change in operating assets and liabilities of $294,080.

Investing activities provided cash of $9,036 in the first three months of 2008 and used cash of $13,352 during the same period in 2007. For the quarter, cash of $9,036 was provided from the sale of machinery and equipment. In 2007, there was an increase in our certificate of deposit of $10,385 and $2,967 was used to purchase capital equipment.

Financing activities for the first three months of 2008 provided cash of $1,995,720 which included $2,000,000 received from the issuance of 9% convertible debentures to an investor, $3,500,000 from the issuance of equity to the same investor, less $3,500,000 used to retire the 8% convertible debentures and a decrease in capital lease obligation of $4,280. There were no financing activities for the first three months of 2007.

On March 31, 2008 the Company's cash (including cash equivalents) was $2,051,500, compared to $591,700 on March 31, 2007. The Company had a working capital on March 31, 2008 of $2,567,200. The Company's working deficit at March 31, 2007 was $1,578,600 - excluding derivative liabilities; working capital would be $1,659,600.

Seasonality and Quarterly Results

We have not experienced and do not foresee any seasonality to our revenues or our results of operations.

Inflation

Although we currently use a limited number of sources for most of the supplies and services that we use in the manufacturing of our vapor detection and analysis technology, our raw materials and finished products are sourced from cost-competitive industries. While prices for our raw materials may vary significantly based on market trends, we have not experienced and do not foresee any material inflationary trends for our product sources.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

This Item is not applicable to smaller reporting companies.

Item 4T.  Controls and Procedures.

The company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of

1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q, have concluded that, based on such evaluation, the company's disclosure controls and procedures were effective to ensure that material information relating to the company is recorded, processed, summarized, and reported in a timely matter. In designing and evaluating the disclosure controls and procedures, the company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the company's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in the company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                                    PART II.
                                OTHER INFORMATION

Item 1.   Legal Proceedings.

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.

Item 1A.  Risk Factors.

This Item is not applicable to smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

We issued 1,464,129 shares of our common stock to Midsummer Investment, Ltd. on January 11, 2008 and 813,405 shares of common stock to Islandia, L.P. on January 15, 2008, which issuances are more fully described in our current report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008.

On March 28, 2008, we issued 86,419,753 shares of our common stock, and a 9% convertible debenture to Halfmoon Bay Capital Ltd. On March 31, 2008, we issued 6,685,714 shares of common stock to Midsummer and 3,714,286 shares of common stock to Islandia. Such issuances are more fully described in our current reports on Form 8-K filed with the Securities and Exchange Commission on February 27, 2008 and April 3, 2008.

We did not repurchase any of our equity securities during the three months ended March 31, 2008.

Item 3.   Defaults Upon Senior Securities.

During the three months ended March 31, 2008, there were no material defaults upon senior securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

 Exhibit
    No.      Description
----------   -------------------------------------------------------------------
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

                        ELECTRONIC SENSOR TECHNOLOGY, INC.


                        By:     /s/ Barry S. Howe
                                ------------------------------------------------
Dated:  May 15, 2008    Name:  Barry S. Howe
                        Title: President and Chief Executive Officer
                               (Principal Executive Officer)


Dated:  May 15, 2008    By:     /s/ Philip Yee
                                ------------------------------------------------
                        Name:  Philip Yee
                        Title: Secretary, Treasurer and Chief Financial Officer
                               (Principal Financial and Accounting Officer)