Form 10-Q
period 2008-06-30
Electronic Sensor Technology, Inc
filed 2008-08-13
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 2008

                                       or

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

             155,853,385 shares of commonstock as of August 7, 2008

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

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheet (Unaudited) as of June 30, 2008                  F-1

Consolidated Statements of Operations (Unaudited) for the
 Three and Six Months Ended June 30, 2008 and 2007                          F-2

Consolidated Statements of Cash Flows (Unaudited) for the
 Three and Six Months Ended June 30, 2008 and 2007                          F-3

Notes to Consolidated Financial Statements (unaudited)                      F-4

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET

                                                      June 30,     December 31,
                                                        2008           2007
                                                    ------------   ------------
                                                    (Unaudited)     (Audited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $  1,347,286   $    248,587
  Certificate of deposit-restricted                       12,384         12,384
  Accounts receivable, net                               189,237        281,400
  Prepaid expenses                                       195,618         80,761
  Inventories                                            879,022        818,989
                                                    ------------   ------------
    TOTAL CURRENT ASSETS                               2,623,547      1,442,121
                                                    ------------   ------------
DEFERRED FINANCING COSTS, net                                  -        347,967
PROPERTY AND EQUIPMENT, net                              142,448        174,111
SECURITY DEPOSITS                                         12,817         12,817
                                                    ------------   ------------
                                                    $  2,778,812   $  1,977,016
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses             $    747,652   $    520,685
  Deferred revenues                                       16,667         41,667
  Derivative liabilities                                       -      2,376,543
  Convertible debentures - current portion                     -      2,333,333
  Obligation under capital lease due within
   one year                                               18,919         17,875
                                                    ------------   ------------
    TOTAL CURRENT LIABILITIES                            783,238      5,290,103
                                                    ------------   ------------
CONVERTIBLE DEBENTURES - long-term portion, net
 of unamortized discount                               1,945,323      2,527,777
LONG-TERM OBLIGATION UNDER CAPITAL LEASE                  26,879         36,607
                                                    ------------   ------------
    TOTAL LIABILITIES                                  2,755,440      7,854,487
                                                    ------------   ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value 50,000,000
   shares authorized, none issued and outstanding              -              -
  Common stock, $.001 par value 200,000,000 shares
   authorized, 155,853,385 issued and outstanding        155,854         56,756
  Additional paid-in capital                          15,133,341      8,939,562
  Accumulated deficit                                (15,265,823)   (14,873,789)
                                                    ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                            23,372     (5,877,471)
                                                    ------------   ------------
                                                    $  2,778,812   $  1,977,016
                                                    ============   ============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Six Months Ended                Three Months Ended
                                                            June 30,                        June 30,
                                                ------------------------------    ------------------------------
                                                     2008             2007             2008            2007
                                                -------------    -------------    -------------    -------------
REVENUES                                        $     759,642    $   1,167,778    $     366,109    $     690,504
COST OF SALES                                         460,644          585,105          232,503          331,262
                                                -------------    -------------    -------------    -------------
     GROSS PROFIT                                     298,998          582,673          133,606          359,242
OPERATING EXPENSES:
  Research and development                            348,937          411,109          171,614          192,322
  Selling, general and administrative               1,140,705        1,386,748          652,943          609,289
                                                -------------    -------------    -------------    -------------
     TOTAL OPERATING EXPENSES                       1,489,642        1,797,857          824,557          801,611
                                                -------------    -------------    -------------    -------------
LOSS FROM OPERATIONS                               (1,190,644)      (1,215,184)        (690,951)        (442,369)
                                                -------------    -------------    -------------    -------------
OTHER INCOME (EXPENSE)
  Other income-derivative                             323,210          459,043                -          332,013
  Gain from extinguishment of debt                  1,261,864                -                -                -
  Other income (expense)                                    -            1,751                -             (103)
  Interest (expense)                                 (786,466)      (1,429,452)         (52,197)        (719,954)
                                                -------------    -------------    -------------    -------------
     TOTAL OTHER INCOME (EXPENSE)                     798,608         (968,658)         (52,197)        (388,044)
                                                -------------    -------------    -------------    -------------
NET (LOSS )                                     $    (392,036)   $  (2,183,842)   $    (743,148)   $    (830,413)
                                                =============    =============    =============    =============
  Loss per share, basic                         $       (0.00)   $       (0.04)   $       (0.00)   $       (0.02)
                                                =============    =============    =============    =============
  Weighted average number of shares, basic        109,764,305       54,173,745      155,690,885       54,173,745
                                                =============    =============    =============    =============
  Loss per share, diluted                       $       (0.01)   $       (0.05)   $       (0.00)   $       (0.02)
                                                =============    =============    =============    =============
  Weighted average number of shares, diluted      109,764,305       54,173,745      155,690,885       54,173,745
                                                =============    =============    =============    =============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                    --------------------------
                                                                       2008           2007
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                        $  (392,036)   $(2,183,841)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                        24,167         26,184
    Decrease in allowance for doubtful accounts                               -         (4,784)
    Issuance of shares for payment of interest                          280,000              -
    Stock based compensation                                             21,931         72,357
    Amortization of debt discount                                       586,269      1,166,667
    Amortization of deferred financing costs                             45,387         90,774
    Gain on extinguishment of debt                                   (1,261,864)             -
    Decrease in fair value of derivative liability                     (323,210)      (450,293)
  Changes in assets and liabilities:
    Accounts receivable                                                  92,163       (227,855)
    Inventories                                                         (60,032)       124,173
    Prepaid expenses                                                   (114,857)        28,249
    Accounts payable and accrued expenses                               226,970        482,083
    Deferred revenues                                                   (25,000)       (25,000)
                                                                    -----------    -----------
  Net cash provided by (used in) operating activities                  (900,112)      (901,286)
                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in certificate of deposit                                        -        (21,000)
    Proceeds from sale of property and equipment                          9,884              -
    Purchase of property and equipment                                   (2,389)       (63,675)
                                                                    -----------    -----------
  Net cash provided by (used in) investing activities                     7,495        (84,675)
                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in capital lease obligation                                 (8,684)             -
    Proceeds from issuance of 9% convertible debentures               2,000,000              -
    Proceeds from issuance of  equity                                 3,500,000              -
    Repayment of 8% convertible debentures                           (3,500,000)             -
                                                                    -----------    -----------
  Net cash provided by financing activities                           1,991,316              -
                                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH                                       1,098,699       (985,961)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        248,587      1,094,141
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 1,347,286    $   108,180
                                                                    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest                          $     4,482    $   281,790
                                                                    ===========    ===========
NONCASH FINANCING AND INVESTING ACTIVITY:
    Reclassification of derivative liability to paid-in-capital     $ 2,053,333    $         -
                                                                    ===========    ===========
    Conversion of 8% convertible debentures into equity             $   500,000    $         -
                                                                    ===========    ===========
    Debt discount related to 9% convertible debentures              $    54,678    $         -
                                                                    ===========    ===========

           See unaudited notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2008

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

     In the opinion of the management of Electronic Sensor Technology, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2008, and the results of operations and cash flows for the six month period ending June 30, 2008 have been included. The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

     h)   Deferred Financing Costs

          Deferred financing costs consist of direct costs incurred by the Company in connection with the issuance of its 8% convertible debentures. The direct costs include cash payments and fair value of warrants issued to the placement agent, which secured the financing. Deferred financing costs are amortized over 48 months using the effective interest rate method. On March 31, 2008, $3.5 million of the $7.0 million 8% convertible debentures was retired and the remaining $3.5 million was converted into equity. As such, the unamortized deferred financing costs related to the 8% convertible debentures were fully amortized at March 31, 2008.

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

     l)   Fair Value of Financial Instruments

          The fair value of certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their carrying values due to the short maturity of these instruments. The fair value as of June 30, 2008 of the 9% convertible debentures issued by the Company on March 28, 2008 amounts to $2,000,000, based on the Company's incremental borrowing rate.

     m)   Long-lived Assets

          The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At June 30, 2008 no assets were impaired.

     n)   Capital Lease

          On June 28, 2007, the Company entered into a capital lease under which the present value of the minimum lease payments amounted to $59,200. The present value of the minimum lease payments was calculated using a discount rate of 11.41%. The principal balance of the capital lease obligation amounted to approximately $45,800 at June 30, 2008, including approximately $18,900 in the current portion of capital lease obligations in the accompanying consolidated balance sheet.

     o)   Derivative Liabilities

          The Company accounts for its liquidated damages pursuant to FASB Staff Position No. EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP 00-19-2"). FSP 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with FASB Statement No.5, "Accounting for Contingencies". The registration statement payment arrangement should be recognized and measured as a separate unit of account from the financial instrument(s) subject to that arrangement. If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, such contingent liability is included in the allocation of proceeds from the related financing instrument. The Company had registered all shares underlying the 8% convertible debentures as well as all shares underlying the warrants related to the 8% convertible debentures, but no longer maintains such registration, in light of the partial conversion and partial cancellation of the debentures and a portion of the warrants.

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

          The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at June 30, 2008 are excluded from the loss per share computation for that period due to their antidilutive effect.

          The following sets forth the computation of basic and diluted earnings per share at June 30:

                                                                       2008            2007
                                                                   ------------    ------------
          Numerator:
            Net (loss)                                             $   (392,036)   $ (2,183,842)
            Net other (income)/expense associated with
             derivative contracts                                      (323,210)       (459,043)
            Interest expense in convertible debentures                        -               -
                                                                   ------------    ------------
            Net income (loss) for diluted earnings per share
             purposes                                              $   (715,246)   $ (2,642,885)
                                                                   ============    ============
          Denominator:
            Denominator for basic earnings per share-
             Weighted average shares outstanding                    109,764,305      54,173,745
            Effect of dilutive stock options and warrants,
             determined under the treasury stock method                       -               -
            Assume issued common shares for convertible
             debentures, determined under the if-converted
             method                                                           -               -
                                                                   ------------    ------------
            Denominator for diluted earnings per share-
             Weighted average shares outstanding                    109,764,305      54,173,745
                                                                   ============    ============
          Basic earnings (loss) per share                          $       0.00    $      (0.04)
                                                                   ============    ============
          Diluted earnings (loss) per share                        $      (0.01)   $      (0.05)
                                                                   ============    ============

     q)   Stock Based Compensation

          The Company adopted SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

          In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $22,000 in additional compensation expense during for the six month period ended June 30, 2008. Such amount is included in general and administrative expenses on the statement of operations.

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

          FASB 161 - The Hierarchy of Generally Accepted Accounting Principles

          In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

4)   Convertible debentures

     8% Convertible Debentures

     During December 2005, we issued in a private offering, $7,000,000 aggregate principal amount of 8% convertible debentures due December 7, 2009. The convertible debentures were convertible at any time on or prior to the maturity date at the option of the debenture holder at a conversion price of $0.4544, which was subsequently reduced to $0.4000 as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the convertible debentures and can be redeemed at the lesser of $0.4000 or 90% of the average of the volume weighted average price for the 20 consecutive trading days immediately prior to the conversion date. Interest on the convertible debentures was payable in cash or stock, at the Company's option.

     In connection with the issuance of the convertible debentures, the Company issued five-year warrants to purchase 12,130,314 shares of common stock at an exercise price of $0.4761 per share, which was subsequently reduced to $0.4300 per share as per a Forbearance and Amendment Agreement, dated September 7, 2006, with the holders of the warrants.

     We paid professional fees of approximately $592,000 and issued 485,213 warrants with a fair value of approximately $136,000 relating to the issuance of the convertible debentures and warrants. The payments of professional fees and the fair value of the warrants, aggregating approximately $729,000, were recorded as deferred financing costs.

     A Conversion and Termination Agreement was entered into with the debentures holders on February 26, 2008. Pursuant to the agreement, the convertible debentures holders agreed that in exchange for $3,500,000, the debenture holders would convert $3,500,000 of the principal amount of their 8% convertible debentures, together with accrued interest thereon, at a conversion price of $0.35 per share of Common Stock. Upon receipt of the foregoing sum and the conversion shares of Common Stock, the debenture holders agreed to cancel the remainder of their 8% convertible debentures and 50% of the shares of Common Stock underlying warrants. With respect to the remaining 6,065,157 shares of Common Stock underlying the warrants, they will otherwise continue in full force and effect in accordance with their terms. On March 31, 2008, we remitted $3,500,000 in cash and transferred 10,400,000 shares of common stock to the debenture holders to completely retire the 8% convertible debentures.

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

5)   Derivative Liabilities

     In connection with the issuance of the 8% convertible debentures in December 2005, the Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Because there is no explicit number of shares that are to be delivered upon satisfaction of the convertible debentures and that there is no cap on the number of shares to be delivered upon expiration of the contract to a fixed number, the Company is unable to assert that it had sufficient authorized and unissued shares to settle its obligations under the convertible debentures and therefore, net-share settlement is not within the control of the Company. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

     A Conversion and Termination Agreement was entered into with the 8% convertible debenture holders on February 26, 2008. Pursuant to the agreement, the convertible debenture holders agreed that in exchange for $3,500,000, the debenture holders would convert $3,500,000 of the principal amount of their 8% convertible debentures, together with accrued interest thereon, at a conversion price of $0.35 per share of Common Stock. Upon receipt of the foregoing sum and the conversion shares of Common Stock, the debenture holders agreed to cancel the remainder of their 8% convertible debentures and 50% of the shares of Common Stock underlying warrants. With respect to the remaining shares of Common Stock underlying the warrants, they will otherwise continue in full force and effect in accordance with their terms. On March 31, 2008, we remitted $3,500,000 in cash and transferred 10,400,000 shares of Common Stock to the debenture holders.

     As a result of the satisfaction of the Company's obligations under its 8% convertible debentures, the Company reclassified the derivative liabilities balance outstanding at March 31, 2008 from liability to equity. The amount of derivative liabilities that was reclassified to equity approximated $2,053,000.

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
                 Expected life of option             5 years

     The fair value of the granted stock options shares was approximately $237,000 or $0.09 per share. Approximately $114,000 and $22,000 were charged to compensation expense in 2007 and in the six month period ended June 30, 2008, respectively. The remaining amount will be amortized to compensation expense over future periods based on the vesting schedule of the respective stock option shares. The total compensation cost related to nonvested awards not yet recognized amounted to approximately $90,000 at June 30, 2008. This compensation cost will be recognized over the weighted average period of the remaining terms of the stock options, unless the options are terminated sooner.

     The following tables summarize all stock option grants to employees and non-employees as of June 30, 2008:

                                                             Weighted
                                                             Average
                                               Number of     Exercise
                 Stock Options                  Options       Price
     --------------------------------------   ----------    ----------
     Balance at December 31, 2006              1,219,500    $     0.93
     Granted                                   2,657,950    $     0.22
     Exercised                                         -    $        -
     Forfeited                                  (439,500)   $     0.73
                                              ----------    ----------
     Balance at December 31, 2007              3,437,950    $     0.41
     Granted                                           -    $        -
     Exercised                                         -    $        -
     Forfeited                                  (422,600)   $     0.48
                                              ----------    ----------
     Balance at June 30, 2008                  3,015,350    $     0.40
                                              ==========    ==========
     Options exercisable at June 30, 2008      2,031,275    $     0.48
                                              ==========    ==========
     Weighted average fair value of options
      granted during 2008                              -    $        -
                                              ==========    ==========

     A summary of the status of the Company's nonvested shares as of June 30, 2008, and changes during the fiscal year then ended as presented below.

                                                             Weighted
                                                             Average
                                                            Grant Date
                Nonvested Shares                Shares      Fair Value
     --------------------------------------   ----------    ----------
     Nonvested at December 31, 2006                    -    $        -
       Granted                                 2,657,950    $     0.22
       Vested                                   (898,250)   $     0.09
       Cancelled                                (161,500)   $     0.09
                                              ----------    ----------
     Nonvested at December 31, 2007            1,598,200    $     0.09
       Granted                                         -    $        -
       Vested                                   (495,525)   $     0.22
       Cancelled                                (118,600)   $     0.24
                                              ----------    ----------
     Nonvested at June 30, 2008                  984,075    $     0.21
                                              ==========    ==========

                      Options Outstanding                       Options Exercisable
     -----------------------------------------------------   -------------------------
                                  Weighted
                      Number       Average       Weighted      Number        Weighted
                   Outstanding    Remaining       Average    Exercisable      Average
      Exercise      as of June   Contractual     Exercise    at June 30,     Exercise
        Price        30, 2008       Years         Price         2008          Price
     -----------   -----------   -----------   -----------   -----------   -----------
     $      0.19       262,750          8.67   $      0.19       262,750   $      0.19
     $      0.20     1,000,000          9.00   $      0.20       325,000   $      0.20
     $      0.24       947,100          8.58   $      0.24       638,025   $      0.24
     $      0.64       250,000          7.33   $      0.64       250,000   $      0.64
     $      1.00       555,500          6.58   $      1.00       555,500   $      1.00
                   -----------   -----------   -----------   -----------   -----------
                     3,015,350          8.24   $      0.40     2,031,275   $      0.52
                   ===========   ===========   ===========   ===========   ===========

7)   Subsequent Event

     On July 25, 2008, the board of directors accepted Barry S. Howe's resignation as President and Chief Executive Officer and a director of the company. The terms of Mr. Howe's resignation are described in the Severance Agreement and Mutual Release attached to our current report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2008. The Severance Agreement provides for payment of five and one-third months' salary (totaling $82,171) as severance to Mr. Howe. The severance to Mr. Howe is included in our financial statements for June 30, 2008.

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

The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At June 30, 2008 no assets were impaired.

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

Results of Operations

The following tables sets forth, in $ and as a percentage of revenues, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                        Six Months Ended
                                                            June 30
                                                     ---------------------
     Statement of Operations Data:                     2008         2007
     ---------------------------------------------   --------     --------
     Revenues ....................................        100%         100%
     Cost of Sales ...............................         61%          50%
     Gross Profit ................................         39%          50%
     Operating Expenses ..........................        196%         154%
     (Loss) From Operations ......................       (157%)       (104%)
     Other Income (Expense) ......................        105%         (83%)
     Net (Loss) ..................................        (52%)       (187%)

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues are derived from product sales and product support services. For the six months ending June 30, 2008, revenues were $760,000 which was $408,000 less than for the same period in 2007. For the quarter, revenues were $325,000 below second quarter 2007. The decreases in revenues resulted from 9 and 15 fewer instruments shipped in the quarter and year to date, respectively. Performance continues to be severely impacted by a significant drop in business from our Chinese distributor whose year-to-date purchases are 70% below that of last year. The combined revenues from all other geographical markets, excluding China, are approximately even with last year with growth in the domestic market, offsetting a decrease in the European market.

Cost of Sales consist of product costs and expenses associated with product support services. For the three and six month periods ending June 30, 2008, cost of sales were $233,000 and $461,000, compared to $331,000 and $585,000 in 2007.
For the same periods, cost of sales, as a percentage of revenues, were 64% and 61%, respectively, versus 48% and 50%, in 2007. Cost of sales continues to be negatively impacted by overhead spending and labor variances totaling $69,000 for the six month period, compared to $9,000 in 2007. The variances were caused by a slow down in production to reflect lower sales activities and to work-off on-hand inventory. Excluding the impact of the variances, cost of sales for the first six months of 2008 would be 52% of revenues or 3% worse than last year.

Gross profit was $299,000 or 39% of sales for the six months ending June 30, 2008, compared to $583,000 or 50% of sales for the same period in 2007. The decrease in gross margin over last year is attributed to lower sales volume and to the labor and overhead variances written off to cost of sales as noted above. Excluding the impact of the variances, gross margin is 3% worse than last year due to an unfavorable sales mix for ancillary items for our products.

Research and Development costs for the six months ending June 30, 2008 were $349,000 versus $411,000 for the same period in 2007. The $62,000 improvement is attributed to lower personnel expenses due to reduction of census ($51,000), and to non-recurring patent attorney expenses incurred in 2007.

Selling, General and Administrative expenses for the six months ending June 30, 2008 were $1,141,000, compared to $1,387,000 for the same period in 2007. The $246,000 decrease resulted from a reduction of personnel expenses due to reduction of census ($142,000), net reduction of outside services ($30,000), reduction of operating expenses ($53,000), and net difference between severance amounts paid in 2007 ($116,000) and in 2008 ($82,000), offset by an increase in promotional expenses ($13,000).

Interest expense for the six months ending June 30, 2008 was $786,000, as compared to $1,429,000 for the same period in 2007. The $643,000 reduction in interest expense is due to retirement of the $7.0 million 8% convertible debentures, and related debt discount, on March 31, 2008. Previously, interest expense included both interest accrued on the 8% convertible debentures as well as amortization of the related debt discount. During the second quarter, interest expense pertains mostly to the interest accrued on the $2.0 million convertible debenture, which was issued on March 28, 2008.

Other income-derivatives primarily consist of the decrease in the fair value of derivative liabilities between the measurement dates which are the balance sheet dates. On March 31, 2008, we satisfied our obligations under the 8% convertible debentures and as a result, the Company can assert that it has a sufficient amount of authorized and unissued shares to settle its obligations which can be settled in shares. Accordingly, the Company reclassified all contracts, warrants, and other convertible instruments outstanding at March 31, 2008 from liability to equity (see Note 5).

Gain on extinguishment of debt is the gain realized from the early retirement of the 8% convertible debentures on March 31, 2008 (see Note 4).

Liquidity and Capital Resources

For the six months ending June 30, net cash used by the Company for operating activities were $900,112 and $901,286 for 2008 and 2007 respectively. Cash used for the six months ending June 30, 2008 was comprised of the net loss for the period of $392,036, less net non-cash items (including depreciation and amortization expenses of $24,167, issuance of common shares for payment of interest of $280,000, amortization of debt discount of $586,269, amortization of deferred financing costs of $45,387, stock based compensation of $21,931, less decrease in fair value of derivative liability of $323,210, gain on early retirement of debt of $1,261,864) of $627,320 plus the net change in operating assets and liabilities of $119,244. Cash used in operations during the same six months of 2007 was comprised of the net loss for the period of $2,183,841, plus net non-cash expenses (including depreciation and amortization expenses of $26,184, stock based compensation of $72,357, amortization of debt discount of $1,166,667, amortization of deferred financing costs of $90,774, less decrease in fair value of derivative liability of $450,293, decrease in allowance for doubtful accounts of $4,784) of $900,905, and plus the net change in operating assets and liabilities of $381,650.

Investing activities provided cash of $7,495 in the first six months of 2008 and used cash of $84,675 during the same period in 2007. For the period, cash of $9,884 was provided from the sale of property and equipment and $2,389 was used to purchase capital equipment. In 2007, there was an increase in our certificate of deposit of $21,000 and $63,675 was used to purchase capital equipment.

Financing activities for the first six months of 2008 provided cash of $1,991,316 which included $2,000,000 received from the issuance of 9% convertible debentures to an investor, $3,500,000 from the issuance of equity to the same investor, less $3,500,000 used to retire the 8% convertible debentures and a decrease in capital lease obligation of $8,684. There were no financing activities for the first six months of 2007.

On June 30, 2008 the Company's cash (including cash equivalents) was $1,347,300, compared to $108,200 on June 30, 2007. The Company had a working capital on June 30, 2008 of $1,840,300. The Company's working deficit at June 30, 2007 was $2,606,000 - excluding derivative liabilities; working capital would be $300,200.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered equity securities or repurchase any of our equity securities during the three months ended June 30, 2008.

Item 3.  Defaults Upon Senior Securities.

During the three months ended June 30, 2008, there were no material defaults upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit
  No.     Description
------    ----------------------------------------------------------------------
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

                                            ELECTRONIC SENSOR TECHNOLOGY, INC.


Dated: August 13, 2008                      By: /s/ Teong Lim
                                                --------------------------------
                                            Name:  Teong Lim
                                            Title: President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


Dated: August 13, 2008                      By: /s/ Philip Yee
                                                --------------------------------
                                            Name:  Philip Yee
                                            Title: Secretary, Treasurer and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)