Form 10-Q
period 2008-09-30
Electronic Sensor Technology, Inc
filed 2008-11-03
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2008

                                       or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________ to ____________

                        Commission file number 000-51859

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                 NEVADA                                98-0372780
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

            155,853,385 shares of common stock as of October 24, 2008

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

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheet as of September 30, 2008                          F-1
(unaudited) and December 31, 2007 (audited)

Consolidated Statements of Operations (unaudited) for the
 Three and Nine Months Ended September 30, 2008 and 2007                     F-2

Consolidated Statements of Cash Flows (unaudited) for the
 Three and Nine Months Ended September 30, 2008 and 2007                     F-3

Notes to Consolidated Financial Statements (unaudited)                       F-4

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET

                                                         September 30,     December 31,
                                                             2008             2007
                                                        --------------    --------------
                                                         (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $      729,503    $      248,587
  Certificate of deposit-restricted                             12,384            12,384
  Accounts receivable, net of allowance for
   uncollectible of $1,500 at September 30, 2008
   and December 31, 2007                                       305,317           281,400
  Prepaid expenses                                              93,506            80,761
  Inventories                                                  715,839           818,989
                                                        --------------    --------------
    TOTAL CURRENT ASSETS                                     1,856,549         1,442,121
                                                        --------------    --------------
DEFERRED FINANCING COSTS, net                                        -           347,967
PROPERTY AND EQUIPMENT, net                                    131,625           174,111
SECURITY DEPOSITS                                               12,817            12,817
                                                        --------------    --------------
                                                        $    2,000,991    $    1,977,016
                                                        ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                 $      420,452    $      520,685
  Deferred revenues                                              4,167            41,667
  Derivative liabilities                                             -         2,376,543
  Convertible debentures - current portion                           -         2,333,333
  Obligation under capital lease due within one year            17,925            17,875
                                                        --------------    --------------
    TOTAL CURRENT LIABILITIES                                  442,544         5,290,103
                                                        --------------    --------------
CONVERTIBLE DEBENTURES - long-term portion, net of
 unamortized discount                                        1,948,168         2,527,777
LONG-TERM OBLIGATION UNDER CAPITAL LEASE                        21,804            36,607
                                                        --------------    --------------
    TOTAL LIABILITIES                                        2,412,516         7,854,487
                                                        --------------    --------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value 50,000,000 shares
   authorized, none issued and outstanding                           -                 -
  Common stock, $.001 par value 200,000,000 shares
   authorized, 155,853,385 issued and outstanding
   at September 30, 2008 and 56,756,098 issued and
   outstanding at December 31, 2007                            155,854            56,756
  Additional paid-in capital                                15,142,014         8,939,562
  Accumulated deficit                                      (15,709,393)      (14,873,789)
                                                        --------------    --------------
    TOTAL STOCKHOLDERS' EQUITY                                (411,525)       (5,877,471)
                                                        --------------    --------------
                                                        $    2,000,991    $    1,977,016
                                                        ==============    ==============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Nine Months Ended                 Three Months Ended
                                                        September 30,                     September 30,
                                                ------------------------------    ------------------------------
                                                    2008             2007             2008             2007
                                                -------------    -------------    -------------    -------------
REVENUES                                        $   1,303,570    $   1,691,715    $     543,928    $     523,937

COST OF SALES                                         828,487          891,798          367,843          306,693
                                                -------------    -------------    -------------    -------------
    GROSS PROFIT                                      475,083          799,917          176,085          217,244

OPERATING EXPENSES:
  Research and development                            512,883          566,661          163,946          155,552
  Selling, general and administrative               1,545,723        1,959,224          405,018          572,477
                                                -------------    -------------    -------------    -------------
    TOTAL OPERATING EXPENSES                        2,058,606        2,525,885          568,964          728,029
                                                -------------    -------------    -------------    -------------
LOSS FROM OPERATIONS                               (1,583,523)      (1,725,968)        (392,879)        (510,785)
                                                -------------    -------------    -------------    -------------
OTHER INCOME (EXPENSE)
  Other income - derivative                           323,210          512,496                -           53,453
  Gain from extinguishment of debt                  1,261,864                -                -                -
  Other income (expense)                                    -            1,751                -               (1)
  Interest (expense)                                 (837,157)      (2,160,056)         (50,691)        (730,604)
                                                -------------    -------------    -------------    -------------
    TOTAL OTHER INCOME (EXPENSE)                      747,917       (1,645,809)         (50,691)        (677,152)
                                                -------------    -------------    -------------    -------------

NET (LOSS)                                      $    (835,606)   $  (3,371,777)   $    (443,570)   $  (1,187,937)
                                                =============    =============    =============    =============
  Loss per share, basic                         $       (0.01)   $       (0.06)   $       (0.00)   $       (0.02)
                                                =============    =============    =============    =============
  Weighted average number of shares, basic        125,209,050       54,307,255      155,853,385       54,570,035
                                                =============    =============    =============    =============
  Loss per share, diluted                       $       (0.01)   $       (0.07)   $       (0.00)   $       (0.02)
                                                =============    =============    =============    =============
  Weighted average number of shares, diluted      125,209,050       54,307,255      155,853,385       54,570,035
                                                =============    =============    =============    =============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                  ----------------------------
                                                                      2008            2007
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                      $   (835,606)   $ (3,371,777)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                       36,223          40,620
    Decrease in allowance for doubtful accounts                              -         (22,862)
    Issuance of shares for payment of interest                         280,000         140,000
    Stock based compensation                                            30,604          94,041
    Amortization of debt discount                                      589,114       1,750,000
    Amortization of deferred financing costs                            45,387         136,160
    Gain on extinguishment of debt                                  (1,261,864)              -
    Decrease in fair value of derivative liability                    (323,210)       (503,746)
  Changes in assets and liabilities:
    Accounts receivable                                                (23,917)        (46,856)
    Inventories                                                        103,151         263,745
    Prepaid expenses                                                   (12,745)          2,024
    Accounts payable and accrued expenses                             (100,232)        164,516
    Deferred revenues                                                  (37,500)        (37,500)
                                                                  ------------    ------------
  Net cash provided by (used in) operating activities               (1,510,595)     (1,391,635)
                                                                  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in restricted security deposit                                            237,616
    Decrease in certificate of deposit                                       -         702,082
    Proceeds from sale of property and equipment                         9,884               -
    Purchase of property and equipment                                  (3,620)       (143,071)
                                                                  ------------    ------------
  Net cash provided by (used in) investing activities                    6,264         796,627
                                                                  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in capital lease obligation                    (14,753)         59,200
    Proceeds from issuance of 9% convertible debentures              2,000,000               -
    Proceeds from issuance of  equity                                3,500,000               -
    Repayment of 8% convertible debentures                          (3,500,000)              -
                                                                  ------------    ------------
  Net cash provided by financing activities                          1,985,247          59,200
                                                                  ------------    ------------
NET INCREASE (DECREASE) IN CASH                                        480,916        (535,808)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       248,587       1,094,141
                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    729,503    $    558,333
                                                                  ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest                        $      9,211    $    145,919
                                                                  ============    ============
NONCASH FINANCING AND INVESTING ACTIVITY:
  Reclassification of derivative liability to paid-in-capital     $  2,053,333    $          -
                                                                  ============    ============
  Conversion of 8% convertible debentures into equity             $    500,000    $          -
                                                                  ============    ============
  Debt discount related to 9% convertible debentures              $     54,678    $          -
                                                                  ============    ============
  Purchase of property and equipment under capital lease          $          -    $     59,200
                                                                  ============    ============

            See unaudited notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2008

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

     In the opinion of the management of Electronic Sensor Technology, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2008, and the results of operations and cash flows for the nine month period ending September 30, 2008 have been included. The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

     d)   Allowance for Doubtful Accounts

          The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Company's historical experience, the Company's estimates of the recoverability of amounts due it could be adversely affected. The Company regularly reviews the adequacy of the Company's allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer's overall business condition. The allowance for doubtful accounts reflects the Company's best estimate as of the reporting dates. Changes may occur in the future, which may require the Company to reassess the collectability of amounts and at which time the Company may need to provide additional allowances in excess of that currently provided.

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

     l)   Fair Value of Financial Instruments

          The fair value of certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their carrying values due to the short maturity of these instruments. The fair value as of September 30, 2008 of the 9% convertible debentures issued by the Company on March 28, 2008 amounts to $2,000,000, based on the Company's incremental borrowing rate.

     m)   Long-lived Assets

          The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At September 30, 2008 no assets were impaired.

     n)   Capital Lease

          On June 28, 2007, the Company entered into a capital lease under which the present value of the minimum lease payments amounted to $59,200. The present value of the minimum lease payments was calculated using a discount rate of 11.41%. The principal balance of the capital lease obligation amounted to approximately $39,700 at September 30, 2008, including approximately $17,900 in the current portion of capital lease obligations in the accompanying consolidated balance sheet.

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

          The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at September 30, 2008 are excluded from the loss per share computation for that period due to their antidilutive effect.

          The following sets forth the computation of basic and diluted earnings per share at September 30:

                                                                    2008              2007
                                                               --------------    --------------
          Numerator:
            Net (loss)                                         $     (835,606)   $   (3,371,777)
            Net other (income)/expense associated with
             derivative contracts                                    (323,210)         (512,496)
              Interest expense in convertible debentures                    -                 -
                                                               --------------    --------------
            Net income (loss) for diluted earnings per share
             purposes                                          $   (1,158,816)   $   (3,884,273)
                                                               ==============    ==============

          Denominator:
            Denominator for basic earnings per share-
             Weighted average shares outstanding                  125,209,050        54,307,255
            Effect of dilutive stock options and warrants,
             determined under the treasury stock method                     -                 -
            Assume issued common shares for convertible
             debentures, determined under the if-converted
             method                                                         -                 -
                                                               --------------    --------------
            Denominator for diluted earnings per share-
             Weighted average shares outstanding                  125,209,050        54,307,255
                                                               ==============    ==============

          Basic earnings (loss) per share                      $        (0.01)   $        (0.06)
                                                               ==============    ==============
          Diluted earnings (loss) per share                    $        (0.01)   $        (0.07)
                                                               ==============    ==============

     q)   Stock Based Compensation

          The Company adopted SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

          In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $30,600 in additional compensation expense during for the nine month period ended September 30, 2008. Such amount is included in general and administrative expenses on the statement of operations.

r)        Risk Factors

          Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on the Company's liquidity and financial condition if its ability to borrow money to finance its operations from its existing lenders or from other sources, or obtain credit from trade creditors were to be impaired. In addition, the recent economic crisis could also adversely impact our customers' ability to finance the purchase of electronic instruments from us or our suppliers' ability to provide us with product, either of which may negatively impact the Company's business and results of operations.

          Concentration of Credit Risks

          The Company is subject to concentrations of credit risk primarily from cash and cash equivalents. The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 at September 30, 2008. During the nine-month periods ended September 30, 2008 and 2007, the Company has reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions.

          Customer Concentration

          The Company's largest customer accounted for approximately 26% and 45% of its revenues during the nine-month periods ended September 30, 2008 and 2007, respectively. This same customer accounted for approximately 53% and 36% of the gross accounts receivable balance at September 30, 2008 and 2007, respectively.

          Product Concentration

          All of the Company's revenues were derived from the sale of electronic devices and related accessories used for vapor analysis.

          Geographic Concentration

          The Company sells its products internationally in 20 countries. Sales to these countries were approximately 43% and 69% of net revenues during the nine-month periods ended September 30, 2008 and 2007, respectively.

     s)   Recently Issued Accounting Pronouncements

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

     A Conversion and Termination Agreement was entered into with the debenture holders on February 26, 2008. Pursuant to the agreement, the convertible debenture holders agreed that in exchange for $3,500,000, the debenture holders would convert $3,500,000 of the principal amount of their 8% convertible debentures, together with accrued interest thereon, at a conversion price of $0.35 per share of Common Stock. Upon receipt of the foregoing sum and the conversion shares of Common Stock, the debenture holders agreed to cancel the remainder of their 8% convertible debentures and 50% of the shares of Common Stock underlying warrants. With respect to the remaining 6,065,157 shares of Common Stock underlying the warrants, they will otherwise continue in full force and effect in accordance with their terms. On March 31, 2008, we remitted $3,500,000 in cash and transferred 10,400,000 shares of common stock to the debenture holders to completely retire the 8% convertible debentures.

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

                Exercise price             $ 0.03 - $ 0.24
                Market value               $ 0.03 - $ 0.24
                Expected dividend yield           0%
                Expected volatility           36% - 39%
                Risk free interest rate     4.01% - 4.54%
                Expected life of option       5 years

     The fair value of the granted stock options shares was approximately $257,000 or $0.06 per share. Approximately $114,000 and $31,000 were charged to compensation expense in 2007 and in the nine month period ended September 30, 2008, respectively. The remaining amount will be amortized to compensation expense over future periods based on the vesting schedule of the respective stock option shares. The total compensation cost related to nonvested awards not yet recognized amounted to approximately $101,000 at September 30, 2008. This compensation cost will be recognized over the weighted average period of the remaining terms of the stock options, unless the options are terminated sooner.

     The following tables summarize all stock option grants to employees and non-employees as of September 30, 2008:

                                                                    Weighted
                                                  Number of         Average
                   Stock Options                   Options       Exercise Price
     -----------------------------------------  --------------   --------------
     Balance at December 31, 2006                    1,219,500   $         0.93
     Granted                                         2,657,950   $         0.22
     Exercised                                               -   $            -
     Forfeited                                        (439,500)  $         0.73
                                                --------------   --------------
     Balance at December 31, 2007                    3,437,950   $         0.41
     Granted                                         1,739,130   $         0.03
     Exercised                                               -   $            -
     Forfeited                                      (1,042,600)  $         0.49
                                                --------------   --------------
     Balance at September 30, 2008                   4,134,480   $         0.23
                                                ==============   ==============
     Options exercisable at September 30, 2008       1,423,775   $         0.48
                                                ==============   ==============
     Weighted average fair value of options
      granted during 2008                            1,739,130   $         0.03
                                                ==============   ==============

     A summary of the status of the Company's nonvested shares as of September 30, 2008, and changes during the fiscal year then ended as presented below.

                                                                    Weighted
                                                                    Average
                                                                   Grant Date
                 Nonvested Shares                   Shares         Fair Value
     ---------------------------------------    --------------   --------------
     Nonvested at December 31, 2006                          -   $            -
       Granted                                       2,657,950   $         0.22
       Vested                                         (898,250)  $         0.09
       Cancelled                                      (161,500)  $         0.09
                                                --------------   --------------
     Nonvested at December 31, 2007                  1,598,200   $         0.09
       Granted                                       1,739,130   $         0.03
       Vested                                         (433,025)  $         0.22
       Cancelled                                      (193,600)  $         0.24
                                                --------------   --------------
     Nonvested at September 30, 2008                 2,710,705   $         0.10
                                                ==============   ==============

                 Options Outstanding                         Options Exercisable
------------------------------------------------------   --------------------------
                 Number         Weighted                    Number
              Outstanding       Average      Weighted    Exercisable      Weighted
                 as of         Remaining      Average         at           Average
 Exercise     September 30,   Contractual    Exercise    September 30,    Exercise
  Price           2008           Years         Price         2008          Price
----------   --------------   -----------   ----------   -------------   ----------
$     0.03        1,739,130          9.83   $     0.03               -   $        -
$     0.19          222,750          8.42   $     0.19         222,750   $     0.19
$     0.20        1,000,000          8.75   $     0.20         325,000   $     0.20
$     0.24          697,100          8.33   $     0.24         400,525   $     0.24
$     1.00          475,500          6.33   $     1.00         475,500   $     1.00
             --------------   -----------   ----------   -------------   ----------
                  4,134,480          8.83   $     0.23       1,423,775   $     0.48
             ==============   ===========   ==========   =============   ==========

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

The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At September 30, 2008 no assets were impaired.

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

Results of Operations

The following tables sets forth, in $ and as a percentage of revenues, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                      Nine Months Ended
                                                         September 30
                                                     -------------------
     Statement of Operations Data:                     2008       2007
     ---------------------------------------------   --------   --------
       Revenues ..................................        100%       100%
       Cost of Sales .............................         64%        53%
       Gross Profit ..............................         36%        47%
       Operating Expenses ........................        158%       149%
       (Loss) From Operations ....................       (122%)     (102%)
       Other Income (Expense) ....................         57%       (97%)
       Net (Loss) ................................        (65%)     (199%)

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues are derived from product sales and product support services. For the nine months ending September 30, 2008, revenues were $1,304,000 which was $388,000 less than for the same period in 2007. For the quarter, revenues were $544,000 or $20,000 better than third quarter 2007. The improvement in quarterly performance was due to an increase in shipments which resulted from aggressive pricing on our Model 4200 instrument that is being discontinued in its current configuration. Year-to-date performance continues to be severely impacted by a significant drop in business from our Chinese distributor whose purchases are 56% below that of last year. The combined revenues from all other geographical markets, excluding China, are approximately 4% improved over last year with growth in the domestic market, offsetting a decrease in the European market.

Cost of Sales consist of product costs and expenses associated with product support services. For the three and nine month periods ending September 30, 2008, cost of sales were $368,000 and $828,000, compared to $307,000 and $892,000 in 2007. For the same periods, cost of sales, as a percentage of revenues, were 68% and 64%, respectively, versus 59% and 53%, in 2007. Cost of sales continues to be negatively impacted by overhead spending and labor variances totaling $106,000 for the nine month period, compared to $104,000 in 2007. The variances were caused by a slow down in production to reflect lower sales activities and to work-off on-hand inventory. In connection with the discontinuance of the Model 4200 in its current configuration, associated materials inventory approximating $30,000 were written off during the quarter. Excluding the impact of the variances and inventory write off, cost of sales for the first nine months of 2008 would be 53% of revenues or 6% worse than last year.

Gross profit was $475,000 or 36% of sales for the nine months ending September 30, 2008, compared to $800,000 or 47% of sales for the same period in 2007. For the quarter, gross profit was 32% of revenues or 9% worse than third quarter 2007. The decrease in gross margin for the quarter is due primarily to aggressive pricing on the Model

4200 that was initiated to sell off the currently configured Model 4200 instrument which will be discontinued, and to write off of associated Model 4200 materials inventory.

Research and Development costs for the nine months ending September 30, 2008 were $513,000 versus $567,000 for the same period in 2007. The $54,000 improvement is attributed to lower personnel expenses due to reduction of census ($67,000) and to non-recurring patent attorney expenses incurred in 2007. These improvements were offset by higher operating expenses.

Selling, General and Administrative expenses for the three and nine months ending September 30, 2008 were $405,000 and $1,546,000, compared to $572,000 and $1,959,000 for the same periods in 2007. The improvements in spending for both the quarter and year-to-date ($413,000) resulted from a decrease in personnel expenses due to a reduction in census ($221,000), reduction in the use of outside services ($75,000), reduction in operating expenses ($109,000), selective attendance at trade shows ($29,000), offset by an increase in facilities expenses ($21,000).

Interest expense for the nine months ending September 30, 2008 was $837,000, as compared to $2,160,000 for the same period in 2007. The $1,323,000 reduction in interest expense is due to retirement of the $7.0 million 8% convertible debentures, and related debt discount, on March 31, 2008. Previously, interest expense included both interest accrued on the 8% convertible debentures as well as amortization of the related debt discount. Since the beginning of the second quarter, interest expense pertains mostly to the interest accrued on the $2.0 million convertible debenture, which was issued on March 28, 2008.

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

Liquidity and Capital Resources

For the nine months ending September 30, net cash used by the Company for operating activities were $1,510,600 and $1,391,600 for 2008 and 2007 respectively. Cash used for the nine months ending September 30, 2008 was comprised of the net loss for the period of $835,600, less net non-cash items (including depreciation and amortization expenses of $36,200, issuance of common shares for payment of interest of $280,000, amortization of debt discount of $589,100, amortization of deferred financing costs of $45,400, stock based compensation of $30,600, less decrease in fair value of derivative liability of $323,200, gain on early retirement of debt of $1,261,900) of $603,800 and less the net change in operating assets and liabilities of $71,200. Cash used in operations during the same nine months of 2007 was comprised of the net loss for the period of $3,371,800, plus net non-cash expenses (including depreciation and amortization expenses of $40,600, stock based compensation of $94,000, issuance of common shares for payment of interest of $140,000, amortization of debt discount of $1,750,000, amortization of deferred financing costs of $136,200, less decrease in fair value of derivative liability of $503,700, and decrease in allowance for doubtful accounts of $22,900) of $1,634,200, and plus the net change in operating assets and liabilities of $346,000.

Investing activities provided cash of $6,300 in the first nine months of 2008 and $796,700 during the same period in 2007. For the period, cash of $9,900 was provided from the sale of property and equipment and $3,600 was used to purchase capital equipment. In 2007, cash was provided through a decrease in our certificate of deposit of $702,100 and a decrease in restricted deposit of $237,600 while $143,000 was used to purchase capital equipment.

Financing activities for the first nine months of 2008 provided cash of $1,985,200 which included $2,000,000 received from the issuance of 9% convertible debentures to an investor, $3,500,000 from the issuance of equity to the same investor, less $3,500,000 used to retire the 8% convertible debentures and a decrease in capital lease obligation of $14,800. Financing activities for the first nine months of 2007 provided cash of $59,200 through incurrence of a capital lease obligation for the same amount.

On September 30, 2008 the Company's cash (including cash equivalents) was $729,500, compared to $558,300 on September 30, 2007. The Company had a working capital on September 30, 2008 of $1,414,000. The Company's working deficit at September 30, 2007 was $3,787,100. The working deficit at September 30, 2007 included derivative liabilities of $2,852,700 - excluding this amount from current liabilities; the working deficit would be $934,400.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 25, 2008, we granted an option to each of Maggie Tham and William Wittmeyer, directors of Electronic Sensor Technology, to acquire 869,565 shares of our common stock. The options were not registered; however, 500,000 shares of the common stock underlying each the options is registered pursuant to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 25, 2005, and the remaining shares of common stock underlying each of the options are unregistered. Details regarding this issuance are included in the Current Report on Form 8-K that we filed on October 21, 2008, which is incorporated herein by reference.

We did not repurchase any of our equity securities during the three months ended September 30, 2008.

Item 3.  Defaults Upon Senior Securities.

During the three months ended September 30, 2008, there were no material defaults upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

On July 10, 2008, the company received a written consent in lieu of an annual meeting of shareholders from the holders of a majority of the outstanding shares of common stock of the company entitled to vote as of such date and as of the record date, in connection with the election of directors of the company. The following directors were elected pursuant to such written consent: Teong C. Lim, Barry S. Howe, William Wittmeyer, Maggie Tham, Rita Benoy Bushon, Lewis Larson and James Wilburn. The holders of 104,377,312 shares of our common stock (approximately 67% of our outstanding common stock) executed the written consent.

Since the date of such written consent, on July 25, 2008, Barry S. Howe resigned as President and Chief Executive Officer and as a director of the company and the Board of Directors resolved to decrease the size of the Board of Directors from seven (7) directors to six (6) directors, as further described in our current report on Form 8-K filed on July 29, 2008. In addition, on August 29, 2008, Rita Benoy Bushon resigned as a director of the company and was replaced by Low Gay Teck, as further described in our current report on Form 8-K filed on September 2, 2008.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit
  No.     Description
-------   ----------------------------------------------------------------------

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-

32.1      Oxley Act.  Certification of Chief Executive Officer Pursuant to
          Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ELECTRONIC SENSOR TECHNOLOGY, INC.


Dated: November 3, 2008                    By:    /s/ Teong Lim
                                                  -----------------------------
                                           Name:  Teong Lim
                                           Title: President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Dated: November 3, 2008                    By:    /s/ Philip Yee
                                                  -----------------------------
                                           Name:  Philip Yee
                                           Title: Secretary, Treasurer and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)