Form 10-K
period 2008-12-31
Electronic Sensor Technology, Inc
filed 2009-04-15
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended DECEMBER 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from __________ to __________

                         Commission file number 000-51859

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                   98-0372780
  -------------------------------         ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

  1077 BUSINESS CENTER CIRCLE,
    NEWBURY PARK, CALIFORNIA                             91320
---------------------------------------               ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (805) 480-1994

     Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered

               None.                                       N/A

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Par Value $0.001
                         ------------------------------
                                (Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                  Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
                                                                  Yes [ ] No [X]

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                                [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [ ]              Accelerated filer [ ]

     Non accelerated filer [ ]                Smaller reporting company [X]
     (Do not check if smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                  Yes [ ] No [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was $3,235,226.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On April 8, 2009, there were 155,853,385 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). N/A

================================================================================

     Certain statements in this annual report on Form 10-K, including those relating to the company's plans regarding business and product development; product sales and distribution; market demands and developments in the homeland security, analytical instrumentation/quality control and environmental monitoring markets; and the sufficiency of the company's resources to satisfy operation cash requirements are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may contain the words "believe," "anticipate," "expect," "predict," "estimate," "project," "will be," "will continue," "will likely result," or other similar words and phrases.

     Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: risks related to changes in technology, our dependence on key personnel, our ability to protect our intellectual property rights, emergence of future competitors, changes in our largest customer's business and government regulation of homeland security companies. The forward-looking statements speak only as of the date they are made. The company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

     Homeland Security. According to published sources, the homeland security market is a multi-billion dollar market and is projected to remain as such in the foreseeable future. We believe that detection and analysis of chemical compounds will aid greatly in various homeland security efforts including:

     o Cargo Containers. Over 46.3 million cargo containers arrive in the U.S. every year and only a fraction of them are being inspected by the U.S. Customs Department. We believe cargo container security will become a top priority with the U.S. government.

     o Airports. Our zNose(R) products may be used to complement existing x-ray and bomb detection technologies.

     o Drug Interdiction. The zNose(R)has been used to detect contraband, including illicit controlled substances along U.S. borders.

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

     We currently manufacture and sell four zNose(R) models designated as Model 4200 (Handheld Unit), Model 4300 (Portable Unit), Model 7100 (Bench Top Unit), and Model 8100 (Fixed Installation Unit). Model 4200 is designed for portability and for applications requiring quick and accurate vapor screening in the field. Model 4300 is also designed for portability and can operate outdoors with the same capabilities of Model 4200 without the need for an external power source. Model 7100 is designed for laboratory testing and is ideal for testing water and product quality control samples. Model 8100 is designed for indoor ambient air monitoring and can be used for building security monitoring applications. Both Model 4200 and Model 7100 weigh approximately 27 pounds, not including a laptop computer that must be used with each zNose(R). Model 4300 weighs approximately 24 pounds, not including the laptop computer, but also includes a battery charger that weighs approximately 8 pounds. The Model 4200 has two housings (the case and the detector head) and a laptop computer. The case of the Model 4200 is 10" x 12" x 6" and weighs 20 pounds and the detector head of the Model 4200 is 4.25" x 12" x 7" and weighs 7 pounds. The components and dimensions of the Model 4300 are similar to the Model 4200, but the battery charger of the Model 4300 is 5.5" x 13.5" x 5.5. The Model 7100 is packaged in a single housing and also requires a laptop computer. The dimensions of the Model 7100 packaging are 14.3" x 14.3" x 7.5". The Model 8100 is designed as a fixed installation unit for indoor ambient air monitoring and is designed to be operated remotely from a central control station via a Bluetooth control link. The dimensions of the Model 8100 unit are 15" x 37" x 36". The Models 4200, 7100, and 8100 are powered by a standard AC electrical outlet, and all models adapt to standard outlets in North America, Asia and Europe (i.e., the zNose(R) may be operated by a 110 volt or 220 volt power source). All four models can be produced in one of two basic vapor sensing configurations: volatile and semi-volatile. The volatile configuration can detect volatile organic compounds, such as benzene. The semi-volatile configuration can detect heavier vapors such as those found in explosives and drugs.

     During 2008, we developed the Model 4500. The Model 4500 is a two-piece portable unit that is similar in configuration to the Model 4300 except for the laptop computer that is required by the Model 4300 has been replaced by an embedded processor in the Model 4500.

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

     All sales representatives and distributors are required to attend a three-day training course conducted at our headquarters in Newbury Park, California. We advertise in selected industry trade journals and trade conventions. We are continuing to work on building a dedicated marketing and sales team. We historically generated sales from both domestic and international customers, with international customers accounting for approximately 66% and 62% of our sales for the fiscal years ending December 31, 2007 and December 31, 2008, respectively. We expect future sales to domestic and international customers to be more balanced. All of our customers pay us in U.S. dollars. Major domestic customers include Security Pro USA, Proctor & Gamble, Rubbermaid Home Products, and S.C. Johnson. Major international customers include Beijing R&D Technology Company Ltd. in China, Petroleum Services Co. in Kuwait, Dynex Technologies in the Czech Republic and Brechbuhler, AG in Switzerland.

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

CUSTOMERS

     In 2008, we had approximately 61 customers. Our largest customer in 2008, Beijing R&D Technology Company Ltd. (which is our exclusive distributor in China), purchased 22 of the total 56 zNose(R) units sold by us in 2008, constituting approximately 39% of the zNose(R) units sold in 2008. Our largest customers are (1) Beijing R&D Technology Company Ltd. of China, (2) Petroleum Services Co. and (3) Security Pro USA.

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

RESEARCH AND DEVELOPMENT

     Our research and development program consists of developing technologies related to enhancing our electronic nose product and making it more portable. Fees related to research and development include consulting fees, technical fees, and research, development and testing of our zNose(R) product. We spent approximately $745,000 in 2007 and $658,000 in 2008 on research and development activities, none of which was borne directly by customers.

EMPLOYEES

     As of December 31, 2008 we had a total of 15 full-time employees and 3 consultants. In addition to management, we employ sales people, administrative staff, and development and technical personnel. From time to time, we may employ independent consultants or contractors to support our research and development, marketing, sales and support, and administrative organizations. No collective bargaining units represent our employees and Electronic Sensor Technology is not party to any labor contracts.

CAPITALIZATION

     The following table sets forth our capitalization as of December 31, 2008. The figures in the table are derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. All information below excludes any securities issued subsequent to December 31, 2008.

                                December 31, 2008

     Long-term debt ..........................................   $    1,951,017
     Stockholders' deficit:
       Common stock; $0.001 par value; 200,000,000 Shares
        authorized; 155,853,385 shares issued and outstanding.   $      155,854
       Additional paid-in capital ............................   $   15,207,301
       Accumulated deficit ...................................   $  (16,175,273)
                                                                 ---------------
     Total Stockholders' deficit .............................   $     (812,118)
                                                                 ---------------
     Total capitalization ....................................   $    1,138,899
                                                                 ===============

Item 1A. Risk Factors.

     This item is not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

     This item is not applicable to smaller reporting companies.

Item 2. Properties.

     We lease approximately 12,700 square feet of office space and production facilities at 1077 Business Center Circle, Newbury Park, California. Our current lease expires on September 30, 2010. The lease payments are currently $12,127 per month, and increase by 3% per annum on October 1, 2009. The facility serves as our headquarters and research and development and manufacturing facility. This property is in good condition and is suitable and adequate for our uses. We do not believe this property is subject to any material competitive conditions. Our management is of the opinion that this property is adequately covered by insurance.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

                       QUARTERLY COMMON STOCK PRICE RANGES

                                             2008
                                        --------------
                    QUARTER ENDED       HIGH     LOW
                 -------------------    -----   ------
                 December 31            $ .05   $ .003
                 September 30             .05      .02
                 June 30                  .06      .02
                 March 31                 .09      .04

                                             2007
                                        --------------
                    QUARTER ENDED       HIGH     LOW
                 -------------------    -----   ------
                 December 31            $ .19   $  .04
                 September 30             .22      .06
                 June 30                  .26      .18
                 March 31                 .29      .13

     Source: AOL Money & Finance.

     There were 46 record holders of our common stock as of April 8, 2009. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table illustrates, as of December 31, 2008, information relating to all of our equity compensation plans:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                    Number of securities
                                Number of securities to be     Weighted average     remaining available
                                  issued upon exercise of     exercise price of     for future issuance
                                   outstanding options,      outstanding options,    under the equity
Plan Category                       warrants and rights      warrants and rights     compensation plan
-----------------------------   --------------------------   --------------------   --------------------
Equity compensation plans
 approved by security holders                0                       N/A                     0

Equity compensation plans not
 approved by security holders            3,146,900                   $.19              1,853,100 (1)

Total                                    3,146,900                   $.19                1,853,100

(1) This amount represents the remainder of the 5,000,000 shares of our common stock authorized for issuance under the Electronic Sensor Technology, Inc. 2005 Stock Incentive Plan, less 3,146,900, the number of shares of common stock underlying outstanding options granted pursuant to the Stock Incentive Plan as of December 31, 2008.

ELECTRONIC SENSOR TECHNOLOGY, INC. 2005 STOCK INCENTIVE PLAN

     A description of the Electronic Sensor Technology, Inc. 2005 Stock Incentive Plan is set forth in Note 5 to the company's consolidated financial statements under the heading "Options" included in this annual report and is incorporated herein by reference.

RECENT SALES OF UNREGISTERED SECURITIES

     All recent sales of unregistered equity securities during the period covered by this annual report have previously been included on our current report on Form 8-K filed January 16, 2008, our current report on Form 8-K filed April 3, 2008, our amended current report on Form 8-K/A filed January 2, 2009 and our amended current report on Form 8-K/A filed January 5, 2009.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

     We did not repurchase any of our equity securities during the three months ended December 31, 2008.

Item 6. Selected Financial Data.

     This item is not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     Electronic Sensor Technology reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At December 31, 2008 no assets were impaired.

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

     We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. SFAS No. 109, "Accounting for Income Taxes", requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. We determined that a valuation allowance of approximately $3,700,000 relating to net operating loss carryovers was necessary to reduce our deferred tax assets to the amount that will more likely than not be realized. As a result, at December 31, 2008 the company has no net deferred tax assets. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes. In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

     The following table sets forth certain items included in our Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                             Year Ended
                                                            December 31,             Variation $     Variation %
                                                    ----------------------------      2008 vs          2008 vs
                                                        2008            2007            2007            2007
                                                    ------------    ------------    ------------    ------------
In $
REVENUES                                            $  1,724,897    $  2,198,204        (473,307)          (21.5%)
COST OF SALES                                          1,042,825       1,356,719        (313,894)          (23.1%)
                                                    ------------    ------------    ------------
    GROSS PROFIT                                         682,072         841,485        (159,413)          (18.9%)

OPERATING EXPENSES:
  Research and development                               658,111         744,646         (86,535)          (11.6%)
  Selling                                                472,310         664,838        (192,528)          (29.0%)
  Compensation                                           632,009         787,114        (155,105)          (19.7%)
  General and administrative                             913,967       1,078,651        (164,684)          (15.3%)
                                                    ------------    ------------    ------------
    TOTAL OPERATING EXPENSES                           2,676,397       3,275,249        (598,852)          (18.3%)
                                                    ------------    ------------    ------------
LOSS FROM OPERATIONS                                  (1,994,325)     (2,433,764)        439,439            18.1%

OTHER INCOME AND EXPENSE:
  Other income - derivative liabilities                  323,210         987,805        (664,595)          (67.3%)
  Other income                                                 -           1,854          (1,854)         (100.0%)
  Gain from extinguishment of debt                     1,261,864               -       1,261,864               -
  Loss on sale of property and equipment                  (5,357)         (6,051)            694            11.5%
  Interest expense                                      (886,876)     (2,924,486)      2,037,610            69.7%
                                                    ------------    ------------    ------------
    TOTAL OTHER INCOME (EXPENSE)                         692,841      (1,940,878)      2,633,719           135.7%
                                                    ------------    ------------    ------------

                                                             Year Ended
                                                            December 31,             Variation $     Variation %
                                                    ----------------------------      2008 vs          2008 vs
                                                        2008            2007            2007            2007
                                                    ------------    ------------    ------------    ------------
NET LOSS                                           $ (1,301,484)   $ (4,374,642)      3,073,158            70.2%
                                                   =============    ============    ============

     The following table sets forth, as a percentage of revenues, certain items included in our Income Statements (see Financial Statements and Notes) for the periods indicated:

                                               Year Ended
                                              December 31,
                                         ---------------------
                                           2008         2007
                                         --------     --------
            As a % of revenues

            REVENUES                          100%         100%
            COST OF SALES                      60%          62%
            GROSS PROFIT                       40%          38%
            OPERATING EXPENSES                155%         149%
            LOSS FROM OPERATIONS             (115%)       (111%)
            OTHER INCOME AND EXPENSE           40%         (88%)
            NET LOSS                          (75%)       (199%)

     Revenues are derived from sales and support services on our zNose product line. Revenues for 2008 were approximately $473,000 or 22% below 2007. The decrease in revenues was due to a significant drop in business from our Chinese distributor in the first two quarters of the year. Even though business from this customer recovered in the second half of the year, it was not enough to offset the first half drop in business. Shipments picked up in the second half of the year, its impact on revenues; however, was somewhat offset by aggressive pricing on the Model 4200 which is being discontinued in its current configuration at the end of the production run. The aggressive pricing also prompted several customers to "buy down" from our higher priced model to the Model 4200. As in the prior year, over 60% of our revenues were from international customers who generate very little training and after-sales support revenues. This is because most training and all after-sales support needs for international customers are performed by the respective sales representative or distributor servicing their respective accounts. Training and after-sales support functions for domestic customers are performed by the company.

     Cost of Sales consist of product costs and expenses associated with product support services. Consistent with the decrease in revenues, cost of sales was approximately $314,000 or 23% lower in 2008 than in 2007. As a percentage of revenues, cost of sales were 60% and 62% for 2008 and 2007, respectively. Cost of sales continue to be negatively impacted by manufacturing variances resulting from a slow down in production to reflect lower sales activities and to work-off existing inventory. Excluding the impact of the variances and other adjustments, cost of sales would be 49% of revenues, 1% worse than in 2007.

     Research and development expenses primarily consist of salaries and related benefits, material and supplies associated with our efforts in developing and enhancing our products. In 2008, research and development expenses decreased approximately $86,000 or 12% from 2007. The decrease is attributable to a reduction of personnel expenses due to a reduction of census ($100,000), reduction in patent attorney fees and consultants' expenses ($15,000), offset by expenses associated with the development of the Model 4500.

     Selling expenses primarily consist of salaries, commissions and related benefits associated with our selling and marketing efforts. Selling expenses were approximately $193,000 lower in 2008 than in 2007. The decrease in selling expenses resulted from savings through reduction of commission and consulting expenses ($103,000), selective attendance at trade shows ($40,000), reduction in personnel costs ($88,000), offset by an increase in promotional ($29,000) and facility ($9,000) expenses.

     Compensation expenses primarily consist of salaries and related benefits of our general and administrative personnel. The decrease in compensation expenses of approximately $155,000 during 2008 when compared to 2007 is attributable to a decrease in stock based compensation expense ($18,000), decrease in personnel expenses through census reduction ($58,000), decrease in severance paid to departed company officers ($53,000), and lower employee benefits expenses ($26,000).

     General and administrative expenses for 2008 were approximately 15% less than 2007. The improvement of approximately $165,000 resulted from reductions of legal and professional expenses ($32,000), deferred financing fees ($111,000), Board of Directors meeting expenses ($92,000), travel and lodging ($17,000), offset by increases in operating expenses ($6,000) and facilities cost ($81,000).

     Other income - derivative liabilities primarily consists of the decrease in the fair value of derivative liabilities between the measurement dates which are balance sheet dates. On March 31, 2008, we satisfied our obligations under the 8% convertible debentures and as a result, the company can assert that it has a sufficient amount of authorized and unissued shares to settle its obligations which can be settled in shares. Accordingly, the company reclassified all contracts, warrants, and other convertible instruments outstanding at March 31, 2008 from liability to equity.

     Other income - gain from extinguishment of debt resulted from the early retirement of the 8% convertible debentures on March 31, 2008 (see Item 8).

     Interest expense primarily consists of debt discount amortization and interest on certain debt. The $2,037,000 reduction in interest expense is due to retirement of the $7.0 million 8% convertible debentures, and related debt discount, on March 31, 2008. Previously, interest expense included both interest accrued on the 8% convertible debentures as well as amortization of the related debt discount. Since the beginning of the second quarter, interest expense pertains mostly to the interest accrued on the $2.0 million 9% convertible debenture, which was issued on March 28, 2008.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents amounted to approximately $484,000 at December 31, 2008.

     During 2008, we used approximately $1.755 million in our operating activities which is the result of the following:

          o    A net loss of approximately $1.301 million adjusted for:

               o depreciation and amortization of approximately $48,000, increase in the reserve for obsolescence of approximately $7,000, amortization of debt discount of approximately $592,000, amortization of deferred financing costs of approximately $45,000, issuance of shares for payment of interest of $160,000, and stock based compensation of approximately $96,000; and

               o decreases in the fair value of the derivative liabilities of approximately $323,000, allowance for doubtful accounts of $1,500 and gain on extinguishment of debt of approximately $1.262 million.

          o Decreases in inventories of approximately $254,000, prepaid expenses of approximately $22,000, deferred revenues of approximately $42,000, accounts payable and accrued expenses of approximately $48,000 due to better management of cash expenditures, and increases in accounts receivable of approximately $2,000.

     During 2008, investing activities provided approximately $12,000 from proceeds received from the sale of property and equipment, less property and equipment purchased.

     During 2008, we generated approximately $1.979 million from financing activities. The company received $5.5 million from an investor, $3.5 million for the purchase of common stock of the company (at $0.0405 per share), and $2.0 million for a 9% convertible debenture. The 9% convertible debenture has a five
(5)-year term, and the conversion rate of the debenture is at $0.0486. A condition of the new investment required the company to use $3.5 million to extinguish the company's 8% convertible debentures. A Conversion and Termination Agreement with the 8% convertible debenture holders on February 26, 2008, provided that in exchange for $3.5 million, the debenture holders would convert $3.5 million of the principal amount of their 8% convertible debentures, together with interest thereon, at a conversion price of $0.35 per share of Common Stock. Additionally, the agreement provided that upon receipt of the foregoing sum and the conversion shares of Common Stock, the debenture holders would cancel the remainder of their 8% convertible debenture and 50% of the shares of Common Stock underlying warrants. On March 31, 2008, upon payment of $3.5 million and remittance of the conversion shares to the 8% convertible debenture holders, the entire $7.0 million 8% convertible debentures was extinguished.

     Certificates of deposits, aggregating $15,500 at December 31, 2008, are used to secure and collateralize the company's credit card liability and to provide a performance guarantee for a sale to an oversea customer.

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

     As of December 31, 2008, our cash balance and working capital were $484,000 and $1,028,000, respectively. The cash balance and working deficit as December 31, 2007 were $249,000 and $3,848,000.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     This item is not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Date.

                              FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheet as of December 31, 2008 and December 31, 2007     F-2

Consolidated Statements of Operations for the Years Ended December
 31, 2008 and December 31, 2007                                              F-3

Consolidated Statement of Changes in Stockholders' Deficit for the
 Period from January 1, 2007 to December 31, 2008                            F-4

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2008 and December 31, 2007                                     F-5

Notes to Consolidated Financial Statements                                   F-6

                                                                805 Third Avenue
                                                                      21st Floor
                                                              New York, NY 10022
                                                               Tel: 212-838-5100
                                                               Fax: 212-838-2676
                                                       e-mail: info@sherbcpa.com
[GRAPHIC OMITTED] SHERB & CO., LLP               Offices in New York and Florida
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Electronic Sensor Technology, Inc.

     We have audited the accompanying balance sheets of Electronic Sensor Technology, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, the consolidated financial position of Electronic Sensor Technology, Inc., as of December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/  Sherb & Co., LLP
                                                    ----------------------------
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
April 14, 2009

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                  December 31,      December 31,
                                                                      2008              2007
                                                                 --------------    --------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $      484,028    $      248,587
  Certificate of deposit-restricted                                      15,500            12,384
  Accounts receivable, net of allowance for uncollectible
   of $0 at December 31, 2008 and $1,500 at December 31, 2007           284,644           281,400
  Prepaid expenses                                                       59,219            80,761
  Inventories                                                           557,454           818,989
                                                                 --------------    --------------
    TOTAL CURRENT ASSETS                                              1,400,845         1,442,121
                                                                 --------------    --------------
DEFERRED FINANCING COSTS, net                                                 -           347,967

PROPERTY AND EQUIPMENT, net                                             114,213           174,111

SECURITY DEPOSITS                                                        12,817            12,817
                                                                 --------------    --------------
                                                                 $    1,527,875    $    1,977,016
                                                                 ==============    ==============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $      352,369    $      520,685
  Deferred revenues                                                           -            41,667
  Derivative liabilities                                                      -         2,376,543
  Convertible debentures - current portion                                    -         2,333,333
  Obligation under capital lease due within one year                     20,024            17,875
                                                                 --------------    --------------
    TOTAL CURRENT LIABILITIES                                           372,393         5,290,103
                                                                 --------------    --------------
CONVERTIBLE DEBENTURES - long-term portion, net of
 unamortized discount                                                 1,951,017         2,527,777
LONG-TERM OBLIGATION UNDER CAPITAL LEASE                                 16,583            36,607
                                                                 --------------    --------------
    TOTAL LIABILITIES                                                 2,339,993         7,854,487
                                                                 --------------    --------------
STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par value 50,000,000 shares
   authorized, none issued and outstanding                                    -                 -
  Common stock, $.001 par value 200,000,000 shares
   authorized, 155,853,385 issued and outstanding at
   December 31, 2008 and 56,756,098 issued and outstanding
   at December 31, 2007                                                 155,854            56,756
  Additional paid-in capital                                         15,207,301         8,939,562
  Accumulated deficit                                               (16,175,273)      (14,873,789)
                                                                 --------------    --------------
    TOTAL STOCKHOLDERS' DEFICIT                                        (812,118)       (5,877,471)
                                                                 --------------    --------------
                                                                 $    1,527,875    $    1,977,016
                                                                 ==============    ==============

                 See notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended
                                                             December 31,
                                                   --------------------------------
                                                        2008              2007
                                                   --------------    --------------
REVENUES                                           $    1,724,897    $    2,198,204

COST OF SALES                                           1,042,825         1,356,719
                                                   --------------    --------------
    GROSS PROFIT                                          682,072           841,485
                                                   --------------    --------------
OPERATING EXPENSES:
  Research and development                                658,111           744,646
  Selling                                                 472,310           664,838
  Compensation                                            632,009           787,114
  General and administrative                              913,967         1,078,651
                                                   --------------    --------------
    TOTAL OPERATING EXPENSES                            2,676,397         3,275,249
                                                   --------------    --------------
LOSS FROM OPERATIONS                                   (1,994,325)       (2,433,764)
                                                   --------------    --------------
OTHER INCOME AND EXPENSE:
  Other income - derivative liabilities                   323,210           987,805
  Other income                                                  -             1,854
  Gain from extinguishment of debt                      1,261,864                 -
  Loss on sale of property and equipment                   (5,357)           (6,051)
  Interest expense                                       (886,876)       (2,924,486)
                                                   --------------    --------------
    TOTAL OTHER INCOME (EXPENSE)                          692,841        (1,940,878)
                                                   --------------    --------------
NET LOSS                                           $   (1,301,484)   $   (4,374,642)
                                                   ==============    ==============
  Loss per share, basic                            $        (0.01)   $        (0.08)
                                                   ==============    ==============
  Weighted average number of shares, basic            132,900,656        54,884,012
                                                   ==============    ==============
  Loss per share, diluted                          $        (0.01)   $        (0.10)
                                                   ==============    ==============
  Weighted average number of shares, diluted          132,900,656        54,884,012
                                                   ==============    ==============

                 See notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                       Common Stock           Preferred Stock     Additional                           Total
                                ---------------------------   ---------------      Paid-In        Accumulated       Stockholders'
                                  Shares          Amount      Shares   Amount      Capital          Deficit            Deficit
                                ------------   ------------   ------   ------   --------------   --------------    --------------
BALANCE - January 1, 2007         54,173,745   $     54,174        -   $    -   $    8,516,354   $  (10,499,147)   $   (1,928,619)

  Shares issued for interest       2,582,353          2,582        -        -          308,529                -           311,111
  Stock based compensation                 -              -        -        -          114,679                -           114,679
  Net (loss)                               -              -        -        -                -       (4,374,642)       (4,374,642)
                                ------------   ------------   ------   ------   --------------   --------------    --------------
BALANCE - December 31, 2007       56,756,098         56,756        -        -        8,939,562      (14,873,789)       (5,877,471)

  Shares issued for interest       2,677,534          2,678        -        -          157,322                -           160,000
  Shares issued for
   conversion of 8%
   debentures                     10,000,000         10,000        -        -          490,000                -           500,000
  Sales of common stock           86,419,753         86,420        -        -        3,413,580                -         3,500,000
  Reclassification of
   derivative liability in
   connection with
   retirement and
   conversion of 8%
   debentures                              -              -        -        -        2,053,333                -         2,053,333
  Beneficial feature
   pertaining to the
   convertible shares on
   the 9% debentures                       -              -        -        -           57,613                -            57,613
  Stock based compensation                 -              -        -        -           95,891                -            95,891
  Net (loss)                               -              -        -        -                -       (1,301,484)       (1,301,484)
                                ------------   ------------   ------   ------   --------------   --------------    --------------
BALANCE - December 31, 2008      155,853,385   $    155,854        -   $    -   $   15,207,301   $  (16,175,273)   $     (812,118)
                                ============   ============   ======   ======   ==============   ==============    ==============

                 See notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended
                                                                             December 31,
                                                                   -------------------------------
                                                                        2008              2007
                                                                   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                         $   (1,301,484)   $   (4,374,642)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                          48,276            56,511
    Decrease in allowance for doubtful accounts                            (1,500)          (22,862)
    Increase in reserve for obsolescence                                    7,197            56,320
    Issuance of shares for payment of interest                            160,000           311,111
    Amortization of stock based compensation                               95,891           114,679
    Amortization of debt discount                                         591,963         2,333,334
    Amortization of deferred financing costs                               45,387           181,548
    Decrease in fair value of derivative liability                       (323,210)         (979,930)
    Gain on extinguishment of debt                                     (1,261,864)                -
  Changes in assets and liabilities:
    Accounts receivable                                                    (1,744)           41,875
    Inventories                                                           254,338           410,381
    Prepaid expenses                                                       21,542            (1,991)
    Accounts payable and accrued expenses                                 (48,315)          116,767
    Deferred revenues                                                     (41,667)          (50,000)
                                                                   --------------    --------------
  Net cash provided by (used in) operating activities                  (1,755,190)       (1,806,899)
                                                                   --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                           15,242            21,647
    Purchase of property and equipment                                     (3,620)                -
                                                                   --------------    --------------
  Net cash provided by (used in) investing activities                      11,622            21,647
                                                                   --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease (increase) in certificate of deposit - restricted             (3,116)          939,698
    Decrease in capital lease obligation                                  (17,875)                -
    Proceeds from issuance of 9% convertible debentures                 2,000,000                 -
    Proceeds from issuance of common stock                              3,500,000                 -
    Repayment of 8% convertible debentures                             (3,500,000)                -
                                                                   --------------    --------------
  Net cash provided by (used in) financing activities                   1,979,009           939,698
                                                                   --------------    --------------
NET INCREASE (DECREASE) IN CASH                                           235,441          (845,554)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            248,587         1,094,141
                                                                   --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $      484,028    $      248,587
                                                                   ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest                         $      102,153    $      147,888
                                                                   --------------    --------------
  Cash paid for taxes                                              $            -    $            -
                                                                   ==============    ==============


NON-CASH INVESTING AND FINANCING ACTIVITIES
  Reclassification of derivative liability to paid-in-capital      $    2,053,333    $            -
                                                                   ==============    ==============
  Conversion of 8% convertible debenture into equity               $      500,000    $            -
                                                                   ==============    ==============
  Debt discount related to 9% convertible debentures               $       57,613    $            -
                                                                   ==============    ==============
  Purchase of property and equipment under capital lease           $            -    $       54,482
                                                                   ==============    ==============

                 See notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2007

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

     Cash and Cash Equivalents

     The Company considers highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. The Company had cash and cash equivalents amounting to $484,028 and $248,587 at December 31, 2008 and 2007, respectively.

     Certificate of Deposit - Restricted

     The Company had two certificates of deposit in place at December 31, 2008. One, in the amount of $12,000, was used to secure and collateralize the Company's credit card liability. The other certificate of deposit in the amount of $3,500 was used to provide a performance guarantee for a sale to an oversea customer.

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

     a.   Concentration of Credit

          The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 at December 31, 2008. For the years ended December 31, 2008 and 2007, the Company has reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions. The Company's accounts receivables are due from distributors in all other countries in which it markets its products. The Company does not require collateral to secure its accounts receivables.

     b.   Product Concentration

          Substantially all of the Company's revenues were derived from the sale of electronic devices and related accessories used for vapor analysis.

     c.   Customer Concentration

          The Company's largest customer accounted for approximately 33% and 47% of its revenues during 2008 and 2007, respectively. This same customer and another customer accounted for approximately 96% and 86% of the gross accounts receivable balance at December 31, 2008 and 2007, respectively. No other customers accounted for more than 10% of its revenues or more than 10% of its net accounts receivable.

     d.   Geographic Concentration

          The Company sells its products internationally in 20 countries. Sales to these countries were approximately 63% and 66% for the years ended December 31, 2008 and 2007, respectively.

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

     Property and Equipment

     Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Leasehold improvements are recorded at cost and are amortized on a straight-line basis over the lesser of five years or the remaining lease-life. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

     Property and equipment consist of the following as of December 31, 2008:

          Machinery and equipment            $  260,500
          Leasehold improvements                 39,500
          Office furniture and equipment        125,900
                                             ----------
                                                425,900
          Accumulated depreciation             (311,700)
                                             ----------
                                             $  114,200
                                             ==========

     Machinery and equipment includes a capital lease for $74,000. Depreciation expense amounted to approximately $48,300 and $56,500 during 2008 and 2007, respectively.

     Capital Lease

     On June 28, 2007, the Company entered into a capital lease under which the present value of the minimum lease payments amounted to $59,200. The lease expires in September 2010. The present value of the minimum lease payments was calculated using a discount rate of 11.41%. The principal balance of the capital lease obligation amounted to approximately $36,600 at December 31, 2008, of which approximately $20,000 is included in the current portion of capital lease obligations in the accompanying consolidated balance sheet. As of December 31, 2008, the total future minimum lease payments on this lease is approximately $36,600 (if stated by year, the minimum lease payments are approximately: 2009 - $20,000, and 2010 - $16,600).

     Deferred Financing Costs

     Deferred financing costs consist of direct costs incurred by the Company in connection with the issuance of its 8% convertible debentures. The direct costs include cash payments and fair value of warrants issued to the placement agent, which secured the financing. Deferred financing costs are amortized over 48 months using the effective interest rate method. On March 31, 2008, $3.5 million of the $7.0 million 8% convertible debentures was retired and the remaining $3.5 million was converted into equity. As such, the unamortized deferred financing costs related to the 8% convertible debentures were fully amortized as of March 31, 2008.

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

     The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at December 31, 2008 are excluded from the loss per share computation for that period due to their antidilutive effect.

     The following sets forth the computation of basic and diluted earnings per share at December 31:

                                                                                     2008              2007
                                                                                --------------    --------------
     Numerator:
       Net (loss)                                                               $   (1,301,484)   $   (4,374,642)

                                                                                     2008              2007
                                                                                --------------    --------------
         Net other (income) expense associated with derivative contracts              (323,210)         (987,805)
                                                                                --------------    --------------
         Net (loss) for diluted earnings per share purposes                     $   (1,624,694)   $   (5,362,447)
                                                                                ==============    ==============
     Denominator:
       Denominator for basic earnings per share - Weighted average
        shares outstanding                                                         132,900,656        54,884,012
       Effect of dilutive stock options and warrants, determined under the
        treasury stock method                                                                -                 -
       Assume issued common shares for convertible debentures, determined
        under the if-converted method                                                        -                 -
                                                                                --------------    --------------
       Denominator for diluted earnings per share - Weighted average shares
        outstanding                                                                132,900,656        54,884,012
                                                                                ==============    ==============
     Basic earnings (loss) per share                                            $        (0.01)   $        (0.08)
                                                                                ==============    ==============
     Diluted earnings (loss) per share                                          $        (0.01)   $        (0.10)
                                                                                ==============    ==============

     Stock-Based Compensation

     The Company adopted SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

     In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $95,900 in additional compensation expense during the year ended December 31, 2008. Such amount is included in general and administrative expenses on the statement of operations.

     Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses at December 31, 2008 consist primarily of vendor payables.

     Deferred Revenues

     Deferred revenues consist of a one-time licensing fee received by the Company during 2004 and is recognized over the term of the agreement which is five years. The Company recognized revenues of $41,667 and $50,000 pursuant to this agreement during 2008 and 2007, respectively.

     Derivative Liabilities

     The Company accounts for its liquidated damages pursuant to FASB Staff Position No. EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP 00-19-2"). FSP 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with FASB Statement No.5, "Accounting for Contingencies". The registration statement payment arrangement should be recognized and measured as a separate unit of account from the financial instrument(s) subject to that arrangement. If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, such contingent liability is included in the allocation of proceeds from the related financing instrument. The Company had registered all shares underlying the 8% convertible debentures as well as all shares underlying the warrants related to the 8% convertible debentures, but no longer maintains such registration, in light of the partial conversion and partial cancellation of the debentures and a portion of the warrants (see Notes 3 and 4).

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

     Long-lived Assets

     The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At December 31, 2008 no assets were impaired.

     Recently Issued Accounting Pronouncements

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

(2)  Inventory

     Inventory consists of the following:

                                       December 31, 2008      December 31, 2007
                                       -----------------      -----------------
               Finished goods                 $  341,530             $  475,091
               Work-in-process                     4,816                360,671
               Raw materials                     311,108                 76,030
               Reserve for obsolescence         (100,000)              (92,803)
                                              ----------             ----------
                                              $  557,454             $  818,989
                                              ==========             ==========

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

     9% Convertible Debentures

     On March 28, 2008, we received $5,500,000 from an investor, $3,500,000 of which was for Common Stock of the Company, and $2,000,000 for a convertible debenture bearing an interest rate of 9%, payable semi-annually in cash. The common stock shares were issued at a price of $0.0405 per share. The 9% convertible debenture has a five (5)-year term, and the conversion rate of the debenture is $0.0486 (equaled to 41,152,263 common shares). The difference between the conversion rate of the debenture and the closing price of the Company's common stock on the date of issuance resulted in a note discount of approximately $58,000. The note discount will be amortized over the term of the convertible debenture. The unamortized balance at December 31, 2008 was approximately $49,000.

     A condition of the new investment required the Company to use $3,500,000 to extinguish the 8% convertible debentures and this event occurred on March 31, 2008.

(4)  Derivative Liabilities

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

(5)  Stockholders' Deficit

     Common Stock

     Shares issued for payment of interest

     During 2008, the Company elected interest accrued on the 8% convertible debentures in shares of the Company's common stock, rather than in cash. The Company issued 2,677,534 shares of the Company's common stock to the holders of the 8% convertible debentures.

     Shares issued to private investor

     On March 28, 2008, we received $5,500,000 from an investor, $3,500,000 of which was for Common Stock of the Company, and $2,000,000 for a convertible debenture bearing an interest rate of 9%, payable semi-annually in cash (see Note 3). The common stock shares were issued at a price of $0.0405 per share. The number of common shares issued to this investor was 86,419,753.

     Shares issued for conversion of 8% convertible debentures

     A Conversion and Termination Agreement was entered into with the debenture holders on February 26, 2008. Pursuant to the agreement, the convertible debenture holders agreed that in exchange for $3,500,000, the debenture holders would convert $3,500,000 of the principal amount of their 8% convertible debentures, together with accrued interest thereon, at a conversion price of $0.35 per share of Common Stock (see Note 3). On March 31, 2008, we remitted $3,500,000 in cash and transferred 10,400,000 (of which 400,000 common shares pertained to accrued interest) shares of common stock to the debenture holders to retire $3,500,000 of the 8% convertible debentures.

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


                                                 2008                 2007
                                                 ----                 ----
              Exercise price                 $0.02 - $0.24       $0.19 - $0.24
              Market value                   $0.02 - $0.24       $0.19 - $0.24
              Expected dividend yield              0%                  0%
              Expected volatility              36% - 47%           36% - 39%
              Risk free interest rate        3.81% - 4.54%       4.03% - 4.54%
              Expected life of option            5 years             5 years

     The fair value of the granted stock options shares was approximately $258,000 or $0.06 per share. Approximately $96,000 was charged to compensation expense in 2008. The remaining amount will be amortized to compensation expense over future periods based on the vesting schedule of the respective stock option shares. The total compensation cost related to nonvested awards not yet recognized amounted to approximately $36,000 and $112,000 at December 31, 2008 and 2007, respectively. This compensation cost will be recognized over the weighted average period of the remaining terms of the stock options, unless the options are terminated sooner.

     The following tables summarize all stock option grants to employees and non-employees as of December 31, 2008:

                                                                  Weighted
                                                                   Average
                                                  Number of       Exercise
                  Stock Options                    Options          Price
     ----------------------------------------   ------------    ------------
     Balance at December 31, 2006                  1,219,500    $       0.93
     Granted                                       2,657,950    $       0.22
     Exercised                                             -    $          -

                                                                  Weighted
                                                                   Average
                                                  Number of       Exercise
                  Stock Options                    Options          Price
     ----------------------------------------   ------------    ------------
     Forfeited                                      (439,500)   $       0.73
                                                ------------    ------------
     Balance at December 31, 2007                  3,437,950    $       0.41
     Granted                                       2,000,000    $       0.03
     Exercised                                             -    $          -
     Forfeited                                    (2,291,050)   $       0.37
                                                ------------    ------------
     Balance at December 31, 2008                  3,146,900    $       0.19
                                                ============    ============
     Options exercisable at December 31, 2008        898,850    $       0.53
                                                ============    ============
     Weighted average fair value of options
      granted during 2008                          2,000,000    $       0.03
                                                ============    ============

     A summary of the status of the Company's nonvested shares as of December 31, 2008, and changes during the fiscal year then ended as presented below.

                                                                  Weighted
                                                                  Average
                                                                 Grant Date
                Nonvested Shares                   Shares        Fair Value
     ----------------------------------------   ------------    ------------
     Nonvested at December 31, 2006                        -               -
       Granted                                     2,657,950    $       0.22
       Vested                                       (898,250)   $       0.09
       Cancelled                                    (161,500)   $       0.09
                                                ------------    ------------
     Nonvested at December 31, 2007                1,598,200    $       0.09
       Granted                                     2,000,000    $       0.03
       Vested                                       (191,850)   $       0.24
       Cancelled                                  (1,158,300)   $       0.21
                                                ------------    ------------
     Nonvested at December 31, 2008                2,248,050    $       0.05
                                                ============    ============

                       Options Outstanding                        Options Exercisable
     -------------------------------------------------------   --------------------------
                       Number        Weighted
                    Outstanding       Average      Weighted       Number        Weighted
                       as of         Remaining      Average     Exercisable      Average
       Exercise     December 31,    Contractual    Exercise     at December     Exercise
         Price          2008           Years         Price       31, 2008         Price
     ------------   ------------   ------------   ----------   -------------   ----------
      $    0.02        1,000,000           9.90   $     0.02               -   $     0.02
      $    0.03        1,000,000           9.56   $     0.03               -   $     0.03
      $    0.19          161,500           8.18   $     0.19         161,500   $     0.19
      $    0.24          632,400           8.04   $     0.24         384,350   $     0.24
      $    1.00          353,000           7.62   $     1.00         353,000   $     1.00
                    ------------   ------------   ----------   -------------   ----------
                       3,146,900           7.82   $     0.19         898,850   $     0.53
                    ============   ============   ==========   =============   ==========

     Warrants

     The following table summarizes the warrants outstanding at December 31, 2008:

                                 Number of
                  Expiration     Shares of
     Issue Date      Date       Common Stock    Price    Basis for Warrant Issuance
     ----------   ----------   -------------   -------   --------------------------
      03/09/05     03/08/10          200,000      2.40   Media consulting services
      05/09/05     05/08/10           75,000      2.40   Media consulting services
      08/09/05     08/08/10           75,000      2.40   Media consulting services

                                 Number of
                  Expiration     Shares of
     Issue Date      Date       Common Stock    Price    Basis for Warrant Issuance
     ----------   ----------   -------------   -------   --------------------------
      12/07/05     12/06/10          485,213    0.4761   Investment advisor
      12/07/05     12/06/10        2,166,128      0.43   Convertible debenture
      12/07/05     12/06/10        3,899,030      0.43   Convertible debenture
                               -------------
                                   6,900,371  Outstanding at December 31, 2008
                               =============

(6)  Commitments and Contingencies

     Leases

     The Company rents office space and production facilities in Newbury Park, California. The lease expires in September 2011. The rental expense associated with this lease was approximately $182,800 and $180,000 in 2008 and 2007, respectively. As of December 31, 2008, the total future minimum rental payments on this lease is approximately $259,000 (if stated by year, the minimum rental payments are: 2009 - 146,600, and 2010 - 112,400).

     During 2007, the Company entered into a lease for equipment used in administration. Lease payments totaled approximately $2,400 and $2,200 for 2008 and 2007, respectively. As of December 31, 2008, the total future minimum lease payments on this lease is approximately $7,400 (if stated by year, the minimum lease payments are: 2009 - $2,400, 2010 - $2,400, 2011 -
     $2,400, and 2012 - $200).

(7)  Retirement savings plan

     The Company sponsors a safe harbor 401(k) retirement savings plan (the plan) which covers most of its full-time employees. The Company contributes 3% of compensation for each payroll period to all eligible employees. Eligible employees may also elect to contribute a percentage of their compensation to the Plan. During 2008 and 2007, the Company contributed approximately $33,300 and $32,300, respectively, to the Plan.

(8)  Income Taxes

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes are as follows:

                                                      2008            2007
                                                      ----            ----
             Deferred tax assets:
             Net operating loss carryforward     $  3,700,000    $   3,300,000
             Less valuation allowance              (3,700,000)      (3,300,000)
                                                 ------------     ------------
             Total net deferred tax assets:      $          -     $          -
                                                 ============     ============

     The Company's net operating losses totaled approximately $9.1 million at December 31, 2008, and will expire in 2028.

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $3,700,000 at December 31, 2008 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during 2008 and 2007 was an increase of approximately $400,000 and $1,300,000 respectively.

     The federal statutory tax rate reconciled to the effective tax rate during 2008 and 2007, respectively, is as follows:

                                                   2008         2007
                                                 --------     --------
     Tax at U.S. Statutory Rate:                     35.0%        35.0%
     State tax rate, net of federal benefits          5.7          5.7
     Change in valuation allowance                  (40.7)       (40.7)
                                                 --------     --------
     Effective tax rate                               0.0%         0.0%
                                                 ========     ========

(9)  Subsequent Events

     On April 10, 2009, the Company received $1 million from an investor in exchange for a debenture bearing an interest rate of 9% with a maturity of one year. The debenture grants the investor a security interest in all of the intellectual property of the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 9A(T). Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K, have concluded that, based on such evaluation, the company's disclosure controls and procedures were effective to ensure that material information relating to the company is recorded, processed, summarized, and reported in a timely matter. In designing and evaluating the disclosure controls and procedures, the company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the company's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The company's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, the company's management has concluded that, as of December 31, 2008, the company's internal control over financial reporting is effective based on those criteria. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

     None.

                                    PART III

Item 10. Directors, Executive Officers, Officers and Corporate Governance.

Teong C. Lim

     Teong C. Lim, age 69, currently serves as President, Chief Executive Officer and interim Chief Scientist of Electronic Sensor Technology and as Chairman of the Board of Directors of Electronic Sensor Technology. Dr. Lim has served as President and Chief Executive Officer of Electronic Sensor Technology since July 25, 2008, as interim Chief Scientist of Electronic Sensor Technology since February 11, 2009 and as a director of Electronic Sensor Technology since January 31, 2005. Dr. Lim also served as President and Chief Executive Officer of Electronic Sensor Technology from January 26, 2006 through July 16, 2007, and served as Vice President of Corporate Development of Electronic Sensor Technology from February 1, 2005 through January 25, 2006. Dr. Lim was the Director of Corporate Development of Electronic Sensor Technology, L.P. from March 1995 through August 2000 and was the Manager of Corporate Development of Electronic Sensor Technology, L.P. from August 2000 through February 2005. Dr. Lim has been the President of Amerasia Technology, Inc., a subsidiary of Electronic Sensor Technology, since 1984. Since 1997, Dr. Lim has been a director of Crystal Clear Technology, Sdn. Bhd., a privately-owned Malaysian company that manufactures and markets a high-contrast liquid crystal display
(LCD) product line. Dr. Lim also serves as a director of Chatsworth Data Solutions, Inc., which is a public reporting company. Dr. Lim received a Ph.D. in Electrical Engineering from McGill University in 1968 and an M.B.A. from Pepperdine University in 1982.

Thomas J. Dudley

     Thomas J. Dudley, age 77, currently serves as a director of Electronic Sensor Technology. Dr. Dudley serves as the chairman of our audit committee and compensation committee. Dr. Dudley has served as a director of Electronic Sensor Technology since November 24, 2008. Dr. Dudley is currently an Emeritus Professor of Decision Sciences at the Pepperdine University, Graziadio School of Business and Management, and has been with Pepperdine's School of Business and Management for 40 years. Dr. Dudley's field of expertise is the application of quantitative methods to business and management problems. Dr. Dudley has consulted in major industries such as aerospace, health care, automotive, food products, computers and non-profit organizations as well as Indian Tribes in Montana and Arizona. He has been involved with a number of start-up companies as participant and advisor. Prior to beginning his Pepperdine tenure, Dr. Dudley was assistant to the president of Channing Financial Corporation, the first director of the computer facility, Graduate School of Business, University of Southern California, operations analyst at Capitol Records, Inc., and a management engineer at Convair Division of General Dynamics Corporation. Dr. Dudley served for 10 years on the board of SpaceLabs Medical, Inc., where he was chairman of the audit committee and a member of the compensation and executive committees. Dr. Dudley currently serves as a director of Auto Graphics, Inc., VantageILM, Inc. and is the chairman of the board of Liberty Building Maintenance and Services, Inc. He also served on the boards of Recording for the Blind and Dyslexic, Los Angeles unit, America-China Association for Science, and Technology Exchange. Dr. Dudley received a B.A. and an MBA from the University of Michigan. Dr. Dudley received his Doctorate in business from the University of Southern California.

Low Gay Teck

     Low Gay Teck, age 44, currently serves as a director of Electronic Sensor Technology. Mr. Low has served as a director of Electronic Sensor Technology since September 1, 2008. Mr. Low has served as Managing Director of Land & General Berhad since January 1, 2008, after serving as a non-executive director of Land & General Berhad from October 15, 2007. Prior to joining Land & General Berhad, Mr. Low was the Managing Director of the Mayland Group from 2005-2007, after serving as a Director of the Mayland Group from 2002 and a Project Manager with the Mayland Group from 1996. Mr. Low holds a Bachelor of Civil Engineering from Footscray Institute of Technology, Australia (now known as Victoria University, Australia).

Maggie Tham

     Maggie Tham, age 58, currently serves as a director of Electronic Sensor Technology. Ms. Tham serves on our audit committee and compensation committee. Ms. Tham has served as a director of Electronic Sensor Technology since May 1, 2008. Ms. Tham has over 25 years of experience in management and strategy consulting. Ms. Tham is the Co-Founder, Chief Executive Officer and Executive Director of eXS Network Technologies Sdn. Bhd., which provides innovative communication solutions to service providers in South East Asia. In 2004, Ms. Tham co-founded, with William Wittmeyer, eXS Inc., a wireless access company developing innovative and cost effective products for developing countries. Prior to founding eXS Network Technologies and eXS, Inc., Ms. Tham raised early-stage financing for companies and worked as a management consultant in the United States and Malaysia for companies including Peat, Marwick, Mitchell & Co. Ms. Tham received a B.Sc. (Economics) from the London School of Economics and an M.B.A. from Columbia University Graduate School of Business Administration. Ms. Tham was recommended to the Board of Directors by Halfmoon Bay, pursuant to the Securities Purchase Agreement dated March 28, 2008 between Electronic Sensor Technology and Halfmoon Bay.

William Wittmeyer

     William Wittmeyer, age 59, currently serves as Chief Operating Officer of Electronic Sensor Technology and as a director of Electronic Sensor Technology. Mr. Wittmeyer also serves on our audit committee and compensation committee. Mr. Wittmeyer has served as Chief Operating Officer of Electronic Sensor Technology since November 24, 2008 and as a director of Electronic Sensor Technology since May 1, 2008. Mr. Wittmeyer has over 25 years of experience in high-technology business and investment management. In 1997, Mr. Wittmeyer co-founded, with Maggie Tham, eXS Network Technologies Sdn. Bhd. Mr. Wittmeyer is the co-founder, along with Ms. Tham, and Chief Executive Officer of eXS Inc., a wireless access company developing innovative and cost effective products for developing countries. Prior to founding eXS Network Technologies and eXS, Inc., Mr. Wittmeyer was active in technology investing in telecommunications and semi-conductor companies. Mr. Wittmeyer was employed by W.R. Grace and Exxon Enterprises. Mr. Wittmeyer received a B.Sc. (E.E.) from the Coast Guard Academy and an M.B.A. from Columbia University Graduate School of Business Administration. Mr. Wittmeyer was recommended to the Board of Directors by Halfmoon Bay, pursuant to the Securities Purchase Agreement dated March 28, 2008 between Electronic Sensor Technology and Halfmoon Bay.

Philip Yee

     Philip Yee, age 59, currently serves as Secretary, Treasurer and Chief Financial Officer of Electronic Sensor Technology. Mr. Yee has served as Secretary, Treasurer and Chief Financial Officer of Electronic Sensor Technology since November 1, 2006. From April 2006 through November 1, 2006, Mr. Yee served as Controller of Electronic Sensor Technology. From February 2005 through April 2006, Mr. Yee was Corporate Controller of Sleepwell Laboratories, Inc., a regional healthcare provider, and its related companies. From 2001 through February 2005, Mr. Yee was Corporate Controller of BLT Enterprises, Inc., a regional recycling company and real estate developer, and its related companies. Mr. Yee received a B.A. and an M.B.A. from the University of Michigan.

FAMILY RELATIONSHIPS AND INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     Each of our directors holds office until the next annual meeting of our shareholders, or until his prior death, resignation or removal. Two of our directors, Maggie Tham and William Wittmeyer, are married to each other. Other than the marriage of such directors, there are no family relationships among our directors or executive officers. Within the past five years, there has not been any bankruptcy petition filed by or against any business of which any of our officers, directors or control persons were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time. None of our officers, directors or control persons has been convicted in a criminal proceeding in the past five years or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses). None of our officers, directors or control persons is subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. None of our officers, directors or control persons has been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended, or vacated.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires that the company's officers, directors and persons who beneficially own more than ten percent (10%) of the company's outstanding common stock, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by the Securities and Exchange Commission to furnish the company with copies of all Section 16(a) reports they file.

     To the best of our knowledge, based solely on review of copies of such reports, including Forms 3, 4 and 5 and amendments thereto, we are aware of the following persons who, during the period ended December 31, 2008, did not file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934:

     o Halfmoon Bay Capital Ltd did not timely file an initial statement of beneficial ownership on Form 3 reporting ownership of more than ten percent (10%) of the company's outstanding common stock.

     o Maggie Tham did not timely file one Form 3 reporting her appointment as a director of the company and one Form 4 reporting the grant of an option to purchase 500,000 shares of the company's common stock.

     o William Wittmeyer did not timely file one Form 3 reporting his appointment as a director of the company and one Form 4 reporting the grant of an option to purchase 500,000 shares of the company's common stock.

     o Low Gay Teck did not timely file one Form 3 reporting his appointment as a director of the company.

     o Thomas Dudley did not timely file one Form 3 reporting his appointment as a director of the company.

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

AUDIT COMMITTEE

     We have a separately designated standing audit committee, which is comprised of William Wittmeyer, Maggie Tham and Thomas Dudley, who is the chairman of the audit committee. Our Board of Directors has determined that at least one person on the audit committee, Thomas Dudley, qualifies as a financial expert. Although there are no standards applicable to us regarding the independence of our audit committee members, Dr. Dudley would be considered independent using the standards contained in the NASDAQ Marketplace Rules, as described further below under "Item 13. Certain Relationships and Related Transactions, and Director Independence."

Item 11. Executive Compensation.

SUMMARY COMPENSATION

     The table below outlines the total compensation of the named executive officers of Electronic Sensor Technology for the fiscal years ended December 31, 2007 and December 31, 2008.

                         SUMMARY COMPENSATION TABLE (1)

                                                            Stock       Option          All Other
       Name and                    Salary         Bonus     Awards      Awards        Compensation        Total
   Pincipal Position       Year    ($)(2)          ($)       ($)        ($)(3)           ($)(4)            ($)
-----------------------    ----   ---------      -------   --------   ----------      ------------      ----------
Teong C. Lim,              2007     100,532            -          -       10,000(6)         74,049(7)      184,581

 President and Chief
 Executive Officer
 (July 25, 2008 -
 Present)                  2008      40,502(8)         -          -            -           111,618(9)      152,120

 Interim Chief
 Scientist (February
 11, 2009 - Present)

 Former President and
 Chief Executive
 Officer (January 26,
 2006 - July 15, 2007)

 Former Vice President
 of Corporate
 Development (February
 1, 2005 - January 25,
 2006)

 Director (January 31,
 2005 - Present)

 Chairman (May 1, 2008
 - Present)(5)

Barry S. Howe,             2007     116,923            -          -       80,000(10)             -         196,923

 Former President and
 Chief Executive
 Officer (July 16, 2007
 - July 25, 2008)          2008     122,647(11)        -          -            -            85,850(12)     208,497

 Former Chief Operating
 Officer (April 11,
 2007 - July 15, 2007)
 Former Director (July
 16, 2007 - July 25,
 2008)(5)

 Gary Watson,              2007     142,773            _          _       10,000(13)         4,283(14)     157,056

 Former Vice President
 of Engineering (May
 26, 2005 - February
 11, 2009)                 2008     133,987            _          _            _             4,020(14)     138,007

 Former Interim
 Chief Scientist

                                                            Stock       Option          All Other
       Name and                    Salary         Bonus     Awards      Awards        Compensation        Total
   Pincipal Position       Year    ($)(2)          ($)       ($)        ($)(3)           ($)(4)            ($)
-----------------------    ----   ---------      -------   --------   ----------      ------------      ----------
 (March 8,
  2007 - February 11,
  2009)

Philip Yee,                2007     120,961            -          -       10,000(15)         3,629(14)     134,590

 Secretary, Treasurer
 and Chief Financial
 Officer (November 1,
 2006 - Present)           2008     121,156            -          -            -             3,635(14)     124,791

 William Wittmeyer         2007           -            -          -            -                 -               -

 Chief Operating
 Officer (November 24,     2008           -            -          -        5,750(16)        28,167(17)      33,917
 2008 - Present)

 Director (May 1, 2008
 - Present)

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

(3) The manner in which the company values stock and option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 5 under the heading "Stockholders' Deficit" included in this annual report. We did not grant any stock awards to the named executive officers during our 2007 fiscal year or our 2008 fiscal year.

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

(5) Barry Howe and Teong Lim did not receive any compensation for their services as directors of the company in either 2007 or 2008.

(6) On January 16, 2007, Teong Lim was granted an option under our 2005 Stock Incentive Plan to acquire 100,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.24 per share. The option shares will vest as follows: one quarter vested on January 16, 2008, one quarter vested on January 16, 2009, one quarter will vest on January 16, 2010 and one quarter will vest on January 16, 2011. On March 5, 2007, Dr. Lim was granted an option under our 2005 Stock Incentive Plan to acquire 40,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.19 per share. The option shares were fully vested upon grant. The manner in which the company values the option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 5 under the heading "Stockholders' Deficit" included in this annual report.

(7) Amount represents (i) $67,185 paid to Dr. Lim in exchange for consulting services, (ii) $3,016 in 401(k) contributions by the company and (iii) $3,848 paid to Dr. Lim as reimbursement for health insurance premiums.

(8) Amount represents salary paid to Dr. Lim in his capacity as President and Chief Executive Officer of the company for the period of July 25, 2008 through December 31, 2008.

(9) Amount represents (i) $100,261 paid to Dr. Lim in exchange for consulting services, (ii) $1,215 in 401(k) contributions by the company and (iii) $10,142 paid to Dr. Lim as reimbursement for health insurance premiums.

(10) On July 16, 2007, Barry Howe was granted an option to acquire 1,000,000 shares of our common stock, the option to acquire 500,000 of which were granted under our 2005 Stock Incentive Plan, par value $0.001 per share, at an exercise price of $0.20 per share, which is the average of the quoted closing price of our common stock over the five trading days ending on July 16, 2007. The option grant was evidenced by a Notice of Grant of Stock Option and Option Agreement substantially in the form attached as Exhibit 10.2 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the Commission on April 15, 2005. 100,000 of the option shares were fully vested upon grant and 225,000 vested on April 11, 2008. The remaining option shares would have vested 22.5% annually, provided that Mr. Howe was still employed by Electronic Sensor Technology at the end of each annual period. On July 25, 2008, Mr. Howe resigned from his position as President and Chief Executive Officer and as a director of Electronic Sensor Technology, and is no longer employed by Electronic Sensor Technology. In accordance with the terms of the Option Agreement, Mr. Howe's resignation resulted in the forfeiture of the unvested option to purchase 675,000 shares of common stock, and Mr. Howe had three months from July 25, 2008 in which to exercise the vested option to purchase 325,000 shares of common stock. Mr. Howe did not exercise the vested option within three months of July 25, 2008 and the option expired.

(11) Amount represents salary paid to Mr. Howe in his capacity as President and Chief Executive Officer of the company for the period of January 1, 2008 through July 25, 2008.

(12) Amount represents (i) $82,171 received as severance pursuant to the Severance Agreement and Mutual Release, as more fully described under the heading "Severance and Termination Agreements" below and (ii) $3,679 in 401(k) contributions by the company.

(13) On January 16, 2007, Gary Watson was granted an option under our 2005 Stock Incentive Plan to acquire 100,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.24 per share. 12,500 of the option shares vested on each of January 16, 2008 and January 16, 2009 and 12,500 of the option shares vested on each of September 8, 2007 and September 8, 2008. The remaining options shares would have vested as follows: 12,500 on January 16, 2010, 12,500 January 16, 2011, 12,500 on September 8, 2009 and 12,500 on September 8, 2010,
provided that Mr. Watson was still employed by Electronic Sensor Technology at the end of each period. On March 5, 2007, Mr. Watson was granted an option under our 2005 Stock Incentive Plan to acquire 87,500 shares of our common stock, par value $0.001 per share, at an exercise price of $0.19 per share. The option shares were fully vested upon grant. Each of the option grants was evidenced by a Notice of Grant of Stock Option and Option Agreement substantially in the form attached as Exhibit 10.2 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the Commission on April 15, 2005. On February 11, 2009, Mr. Watson was terminated from his position as Vice President of Engineering and interim Chief Scientist of Electronic Sensor Technology, and is no longer employed by Electronic Sensor Technology. In accordance with the terms of the Option Agreements, Mr. Watson's termination resulted in the forfeiture of the unvested options to purchase 50,000 shares of common stock, and Mr. Watson has three months from February 11, 2008 in which to exercise vested options to purchase 50,000 shares of common stock and 87,500 shares of common stock. The manner in which the company values the option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 5 under the heading "Stockholders' Deficit" included in this annual report.

(14) Amounts represent 401(k) contributions by the company, as described under the heading "401(k) Plan" below.

(15) On January 16, 2007, Philip Yee was granted an option under our 2005 Stock Incentive Plan to acquire 100,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.24 per share. The option shares granted to Mr. Yee will vest as follows: 15,000 of the option shares were fully vested upon grant of the options, 6,250 vested on January 16, 2008, 6,250 vested on January 16, 2009, 6,250 will vest on January 16, 2010, 6,250 will vest on January 16, 2011, 15,000 vested on April 3, 2007, 15,000 vested on April 3, 2008, 15,000 will vest on April 3, 2009 and 15,000 will vest on April 3, 2010. The manner in which the company values the option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 5 under the heading "Stockholders' Deficit" included in this annual report.

(16) On July 25, 2008, William Wittmeyer was granted an option under our 2005 Stock Incentive Plan to acquire 500,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.03 per share (which was the closing price of the common stock on July 25, 2008). The option shares will vest as follows: 125,000 will vest on July 25, 2009, 125,000 will vest on July 25, 2010, 125,000 will vest on July 25, 2011 and 125,000 will vest on July 25, 2012. The manner in which the company values the option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as
Note 5 under the heading "Stockholders' Deficit" included in this annual report.

(17) Amount represents (i) $26,667 paid to Mr. Wittmeyer in exchange for consulting services and (ii) $1,500 as an attendance fee for attending a meeting of the Board of Directors. Mr. Wittmeyer was appointed Chief Operating Officer of the company on November 24, 2008 and he no longer receives compensation for attending Board meetings.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND ADDITIONAL NARRATIVE DISCLOSURE

Employment and Consulting Agreements

     Philip Yee. On March 16, 2006, Philip Yee accepted an offer letter extended by Electronic Sensor Technology regarding his employment with Electronic Sensor Technology as Controller, which is attached as Exhibit 10.2 to our amended current report on Form 8-K/A filed February 14, 2007 and is incorporated herein by reference. The offer letter set Mr. Yee's salary at $75,000 per year, to be adjusted to $80,000 per year after completion of a three-month trial period, and included an agreement by Electronic Sensor Technology to grant to Mr. Yee an option to purchase 75,000 shares of common stock, subject to approval by the Board of Directors (an option to purchase 100,000 shares of common stock of the company, was approved by the Board of Directors and granted to Mr. Yee on January 16, 2007). On October 16, 2006, the Board of Directors appointed Mr. Yee to become Secretary, Treasurer and Chief Financial Officer of the company, effective November 1, 2006. In connection with the appointment of Mr. Yee as Secretary, Treasurer and Chief Financial Officer of Electronic Sensor Technology, Electronic Sensor Technology and Mr. Yee entered into an oral agreement to increase Mr. Yee's annual salary to $110,000 through April 1, 2007, at which point Electronic Sensor Technology and Mr. Yee have orally agreed to increase Mr. Yee's annual salary to $125,000. On September 1, 2008, Mr. Yee agreed to reduce his annual salary to $112,507.

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

     Teong C. Lim. On July 16, 2007, Teong C. Lim announced his retirement as President and Chief Executive Officer to the Board of Directors of the company, effective as of such date. Following such date, Dr. Lim continued to serve as a director of and a consultant to the company. On July 17, 2007, Dr. Lim and the company entered into a letter agreement regarding the company's engagement of Dr. Lim as a consultant through January 17, 2008 for a monthly fee of $13,437, as more fully described in Exhibit 10.1 to our current report on Form 8-K filed July 18, 2007 and is incorporated herein by reference. The consulting agreement with Dr. Lim was extended on January 17, 2008 on a month-to-month basis at the same retainer fee, and was subsequently terminated on July 25, 2008, when Dr. Lim resumed his position as President and Chief Executive Officer of the company. On September 1, 2008, Dr. Lim agreed to reduce his annual salary from $161,244 to $81,244.

     William Wittmeyer. On November 24, 2008, the registrant, William Wittmeyer and Wittham, a California corporation wholly owned by Mr. Wittmeyer and employing Mr. Wittmeyer, entered into an Independent Contractor Agreement, which is attached as Exhibit 10.1 to our amended current report on Form 8-K/A filed January 5, 2009 and is incorporated herein by reference. Pursuant to the Independent Contractor Agreement, the registrant engaged Wittham to have Mr. Wittmeyer serve as an independent contractor to act as Chief Operating Officer and Wittham will be paid $6,666.67 per month in consideration of the services of Mr. Wittmeyer as Chief Operating Officer of the registrant.

Severance and Termination Agreements

     Barry S. Howe. On July 25, 2008, the Board of Directors of Electronic Sensor Technology accepted Barry S. Howe's resignation as President and Chief Executive Officer and a director of the company. In connection and concurrently with such resignation, the company and Mr. Howe entered into a Severance Agreement and Mutual Release, which is attached as Exhibit 10.1 to our current report on Form 8-K filed on July 29, 2008 and is incorporated herein by reference. The Severance Agreement and Mutual Release provides for payment of five and one-third months' salary as severance to Mr. Howe (totaling $82,170.83) by the company.

     Gary Watson. On February 11, 2009, Gary Watson's employment with Electronic Sensor Technology as Vice President of Engineering and interim Chief Scientist was terminated. In connection with Mr. Watson's departure, he received (i) payment of two weeks' salary (totaling $4,392.96) and (ii) payment for accrued but unused vacation time as of the Effective Date (totaling $13,254.62). Electronic Sensor Technology will also continue to provide Mr. Watson with medical benefits through April 30, 2009.

Retirement Agreements

     The company has an agreement with Teong Lim under which, so long as he continues to be employed by the company until retirement age, which is currently 65 years of age, the company shall provide Medigap insurance, also known as Medicare supplemental insurance, to Dr. Lim after retirement until his death.

401(k) Plan

     The company sponsors a 401(k) retirement savings plan which covers its full-time employees who have been employed by the company for at least one (1) year. Eligible employees may elect to contribute a percentage of their compensation to the 401(k) plan, subject to the maximum amount established annually under Section 401(k) of the Internal Revenue Code. In each of 2007 and 2008, the company contributed an amount equal to three percent (3%) of each employee's respective compensation to the 401(k) plan account of each eligible employee.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

     The following table outlines all outstanding equity awards held by named executive officers as of the fiscal year ended December 31, 2008.

                 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END(1)

                                                               Option Awards
                       ---------------------------------------------------------------------------------------------
                                                                     Equity
                                                                 Incentive Plan
                           Number of             Number of       Awards: Number
                           Securities           Securities       of Securities
                           Underlying           Underlying         Underlying         Option
                          Unexercised           Unexercised       Unexercised        Exercise           Option
                            Options             Options (#)         Unearned          Price           Expiration
Name                    (#) Exercisable        Unexercisable      Options (#)          ($)               Date
--------------------   -----------------      ---------------   ----------------   ------------   ------------------
Teong C. Lim                      80,000(2)                 -                  -   $       1.00     February 1, 2015
                                  50,000(3)            50,000             50,000   $       0.24     January 16, 2017
                                  40,000(3)                 -                  -   $       0.19        March 5, 2017

Barry S. Howe                          -(4)                 -                  -              -                    -

Gary Watson                      175,000(5)                 -                  -   $       1.00     February 1, 2015
                                  50,000(3)            50,000             50,000   $       0.24     January 16, 2017
                                  87,500(3)                                        $       0.19        March 5, 2017

Philip Yee                        72,500(3)            27,500             27,500   $       0.24     January 16, 2017

William Wittmeyer                   -(3)              500,000            500,000   $       0.03        July 25, 2018

(1) The columns related to stock awards have been omitted because there were no outstanding unvested stock awards as of the fiscal year ended December 31, 2008.

(2) Teong Lim was granted an option to purchase 80,000 limited partnership interests of Electronic Sensor Technology, L.P. at $1.00 per limited partnership interest on December 31, 2003. Such option was terminated in connection with the merger whereby Electronic Sensor Technology, L.P. became an indirect subsidiary of Electronic Sensor Technology, Inc. and was replaced with an option to purchase 80,000 shares of common stock of Electronic Sensor Technology, Inc. at $1.00 per share. Such option was accounted for at the time of the original grant of Electronic Sensor Technology, L.P. options and no dollar amount was recognized in connection therewith for financial statement reporting purposes with respect to the 2005 fiscal year.

(3) For the vesting dates of such options, see the footnotes to the Summary Compensation Table.

(4)  See footnote 10 to the Summary Compensation Table.

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

DIRECTOR COMPENSATION

     The following table sets forth the compensation paid by Electronic Sensor Technology to all non-employee directors for the fiscal year ended December 31, 2008.

                            DIRECTOR COMPENSATION (1)

                                           Fees Earned or                               All Other
                                            Paid in Cash        Option Awards         Compensation         Total
Name (2)                                        ($)                   ($)(3)             ($)(4)             ($)
----------------------------------------   --------------       ----------------     --------------      ----------
Thomas Dudley                                           -                  4,600(5)               -           4,600
(November 24, 2008 - Present)

Low Gay Teck                                            -                  4,600(6)               -           4,600
(September 1, 2008 - Present)

Maggie Tham                                         1,500(7)               5,750(8)               -           7,250
(May 1, 2008 - Present)

Lewis E. Larson                                     2,000(9)                   -                  -           2,000
(September 7, 2006 - February 19, 2009)

James Wilburn                                      14,000(10)                  -                  -          14,000
(September 2005 - November 24, 2008)

Rita Benoy Bushon                                   5,000(11)                  -                  -           5,000
(October 26, 2007 - September 1, 2008)

James Frey                                         10,000(12)                  -                  -          10,000
(February 21, 2005 - May 1, 2008)

Francis Chang                                       1,500(13)                  -              5,206(14)       6,706
(January 31, 2005 - May 1, 2008)

(1) The columns entitled "Stock Awards," "Non-Equity Incentive Plan Compensation" and "Nonqualified Deferred Compensation Earnings" have been omitted from the Director Compensation Table because there has been no compensation awarded to, earned by, or paid to any of the directors required to be reported in such columns.

(2) Barry Howe, Teong Lim and William Wittmeyer are not included in the Director Compensation Table because any compensation received by Mr. Howe, Dr. Lim and Mr. Wittmeyer as directors of Electronic Sensor Technology for the fiscal year ended December 31, 2008 is reflected in the Summary Compensation Table above.

(3) The manner in which the company values stock and option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 5 under the heading "Stockholders' Deficit" included in this annual report. We did not grant any stock awards to the directors during our 2007 fiscal year or our 2008 fiscal year.

(4) The company reimburses each director who is not an officer or employee of the company for reasonable out-of-pocket expenses for attending board meetings. In 2008, with respect to each director, the aggregate amount of such expenses amounted to less than $10,000.

(5) On November 24, 2008, Thomas Dudley was granted an option under our 2005 Stock Incentive Plan to acquire 500,000 shares of our common stock, par value $0.001, at an exercise price of $0.02 per share. The option shares will vest as follows: 125,000 will vest on November 24, 2009, 125,000 will vest on November 24, 2010, 125,000 will vest on November 24, 2011 and 125,000 will vest on November 24, 2012. The manner in which the company values the option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 5 under the heading "Stockholders' Deficit" included in this annual report.

(6) On November 24, 2008, Low Gay Teck was granted an option under our 2005 Stock Incentive Plan to acquire 500,000 shares of our common stock, par value $0.001, at an exercise price of $0.02 per share. The option shares will vest as follows: 125,000 will vest on November 24, 2009, 125,000 will vest on November 24, 2010, 125,000 will vest on November 24, 2011 and 125,000 will vest on November 24, 2012. The manner in which the company values the option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 5 under the heading "Stockholders' Deficit" included in this annual report.

(7)  In 2008, Maggie Tham received an attendance fee of $1,500 per meeting.

(8) On July 25, 2008, Maggie Tham was granted an option under our 2005 Stock Incentive Plan to acquire 500,000 shares of our common stock, par value $0.001 per share, at an exercise price of $0.03 per share (which was the closing price of the common stock on July 25, 2008). The option shares will vest as follows:
125,000 will vest on July 25, 2009, 125,000 will vest on July 25, 2010, 125,000 will vest on July 25, 2011 and 125,000 will vest on July 25, 2012. The manner in which the company values the option awards is outlined in Note 1 to the company's consolidated financial statements under the heading "Stock-Based Compensation" as well as Note 5 under the heading "Stockholders' Deficit" included in this annual report.

(9)  In 2008, Lewis Larson received an attendance fee of $2,000 per meeting.

(10) In 2008, James Wilburn received an attendance fee of $1,500 per meeting and a monthly retainer fee of $1,000, which was paid quarterly.

(11) In 2008, Rita Benoy Bushon received an attendance fee of $2,500 per meeting.

(12) James Frey received an attendance fee of $2,000 per meeting and a monthly retainer fee of $2,000, which was paid quarterly.

(13) In 2008, Francis Chang received an attendance fee of $1,500 per meeting.

(14) Amount represents $5,206 in health insurance premiums paid by the company on behalf of Francis Chang.

NARRATIVE TO DIRECTOR COMPENSATION

Agreements with Directors

     The company has agreements with each of the directors listed in the Director Compensation Table to continue to pay the meeting attendance fees set forth in such table, as well as to reimburse such directors for reasonable out-of-pocket expenses for attending board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

                                                        Amount and Nature of
                  Name and Address                      Beneficial Ownership       Percentage
Title of Class    of Beneficial Owner (1)                (Shares of Stock)        of Class (2)
--------------    -----------------------------------   --------------------      ------------
Common stock      Teong Lim*+++                                    8,495,025(3)           5.44%
Common stock      Philip Yee+                                         72,500(4)           0.05%
Common stock      Thomas Dudley*                                           0              0.00%
Common stock      Low Gay Teck*                                            0(5)           0.00%
Common stock      Maggie Tham*                                             0              0.00%
Common stock      William Wittmeyer+*                                      0              0.00%
Common stock      L&G Resources (1994), Inc. (wholly
                   owned by Land & General Berhad)++               9,632,534(6)           6.18%
Common stock      Midsummer Investment Ltd.++                     13,708,957(7)           8.58%
Common stock      Halfmoon Bay Capital Ltd++                     127,572,016(8)          64.76%
Common stock      Fairwind LLC++                                   8,325,025(9)           5.34%
Common stock      All directors and named executive
                   officers as a group                             8,567,525(10)          5.64%

* Director
+ Named executive officer
++5% or more beneficial owner

(1) The address of each director and named executive officer and Fairwind LLC is c/o Electronic Sensor Technology, Inc., 1077 Business Center Circle, Newbury Park, California 91320. The address of Midsummer Investment Ltd. is 295 Madison Avenue, 38th Floor, New York, New York 10017. The address of each of L&G Resources (1994), Inc. and Land & General Berhad is 7 Persiaran Dagang, Bandar Sri Damansara, Kuala Lumpur, Malaysia 52200. The address of Halfmoon Bay Capital Ltd is Trident Chambers, P.O. Box 146, Road Town Tortola, British Virgin Islands.

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

(3) Includes 170,000 shares of common stock underlying options exercisable within 60 days of the date of this annual report held by Teong Lim and 4,729,112 shares of common stock held by TC Lim, LLC and 3,595,913 shares of common stock held by 3 Springs, LLC. Fairwind LLC is the sole member of each of TC Lim, LLC and 3 Springs, LLC and by virtue of such relationships, beneficially owns the shares of common stock held by TC Lim, LLC and 3 Springs, LLC. Teong Lim and Francis Chang are the sole members of Fairwind LLC. By virtue of Dr. Lim's position as a member of Fairwind LLC, he shares ultimate beneficial ownership of the shares of common stock held by TC Lim, LLC and 3 Springs, LLC.

(4) Includes 72,500 shares of common stock underlying an option exercisable within 60 days of the date of this annual report.

(5) Mr. Low is the Managing Director of Land & General Berhad and President of L&G Resources (1994), Inc., a wholly owned subsidiary of Land & General Berhad. By virtue of his position, Mr. Low may be deemed to share dispositive power over the 9,632,534 shares of common stock beneficially owned by Land & General Berhad and L&G Resources (1994), Inc. Mr. Low is one of ten directors on the Board of Directors of Land & General Berhad and the Board of Directors of Land & General Berhad makes the ultimate voting and investment decisions with respect to the 9,632,534 shares of common stock. Mr. Low disclaims beneficial ownership of such shares of common stock.

(6) Includes 9,632,534 shares of common stock held by L&G Resources (1994), Inc., a wholly-owned subsidiary of Land & General Berhad, of which Land & General Berhad is a beneficial owner. Low Gay Teck is President of L&G Resources
(1994), Inc. and Managing Director of Land & General Berhad. By reason of such relationships, Mr. Low may be deemed to share dispositive power over the shares of common stock beneficially owned by L&G Resources (1994), Inc. Mr. Low expressly disclaims beneficial ownership as Mr. Low is one of ten directors on the Board of Directors of Land & General Berhad and the Board of Directors of Land & General Berhad makes the ultimate voting and investment decisions with respect to the 9,632,534 shares of common stock.

(7) Includes 3,899,030 shares of common stock underlying a warrant exercisable within 60 days of this annual report. The exercise of the warrant is contractually capped such that such exercise shall not cause Midsummer's beneficial ownership to exceed 4.99%, unless waived by Midsummer, and in no event to exceed 9.99% (without giving effect to shares of common stock underlying any unexercised portion of the warrant). Midsummer Capital, LLC, a New York limited liability company, serves as investment advisor to Midsummer Investment Ltd., a Bermuda company. By reason of such relationships, Midsummer Capital may be deemed to share dispositive power over the shares of common stock beneficially owned by Midsummer Investment. Midsummer Capital disclaims beneficial ownership of such shares of common stock. Michel A. Amsalem and Scott
D. Kaufman are members of Midsummer Capital. By reason of such relationships, Mr. Amsalem and Mr. Kaufman may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Midsummer Investment. Mr. Amsalem and Mr. Kaufman disclaim beneficial ownership of such shares of common stock.

(8) Includes 41,152,263 shares of common stock underlying a debenture convertible within 60 days of this annual report, held by Halfmoon Bay Capital Ltd and beneficially owned by each of Wan Azmi Wan Hamzah and Nik Anida Bte Nik Manshor by virtue of their positions as shareholders and directors of Halfmoon Bay Capital Ltd. Halfmoon Bay Capital Ltd has three shareholders, who are Wan Azmi Wan Hamzah, Nik Anida Bte Nik Manshor and Wan Afzal Bin Wan Azmi and two directors, who are Wan Azmi Wan Hamzah and Nik Anida Bte Nik Manshor. Wan Afzal Bin Wan Azmi may be deemed to share dispositive power over the shares of common stock beneficially owned by Halfmoon Bay Capital Ltd. Wan Afzal Bin Wan Azmi expressly disclaims beneficial ownership as Wan Afzal Bin Wan Azmi is not a director of Halfmoon Bay Capital Ltd and the Board of Directors of Halfmoon Bay Capital Ltd makes the ultimate voting and investment decisions with respect to the 127,572,016 shares of common stock.

(9) Includes 4,729,112 shares of common stock held by TC Lim, LLC and 3,595,913 shares of common stock held by 3 Springs, LLC, which are beneficially owned by Fairwind LLC by virtue of its position as the sole member of each of TC Lim, LLC and 3 Springs, LLC. Francis Chang and Teong Lim, Chairman of the Board of Directors of the company, are the sole members of Fairwind LLC. By virtue of such relationships, Francis Chang and Teong Lim share ultimate beneficial ownership of the shares of common stock beneficially owned by Fairwind LLC.

(10) Includes 242,500 shares of common stock underlying options exercisable within 60 days of this annual report, as well as 4,729,112 shares of common stock held by TC Lim, LLC and 3,595,913 shares of common stock held by 3 Springs, LLC.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     See disclosure under Item 5 of this annual report with respect to information regarding securities authorized for issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Halfmoon Bay Capital Ltd Debenture

     On April 10, 2009, Electronic Sensor Technology received $1 million from Halfmoon Bay in exchange for a debenture bearing an interest rate of 9% with a maturity of one year. The debenture grants Halfmoon Bay a security interest in all of the intellectual property of the company. Halfmoon Bay owns approximately 55% of the outstanding common stock of the company and beneficially owns an additional 10% of the outstanding common stock of the company by virtue of the shares underlying a 9% convertible debenture issued by Electronic Sensor Technology to Halfmoon Bay on March 28, 2008, as described further below under the heading "Securities Purchase Agreement with Halfmoon Bay Capital Ltd." The 9% debenture issued to Halfmoon Bay on April 10, 2009 is attached as Exhibit 4.1 to, and is more fully described in, our current report on Form 8-K filed on April 15, 2009, which description is incorporated herein by reference.

Securities Purchase Agreement with Halfmoon Bay Capital Ltd

     On March 28, 2008, Electronic Sensor Technology issued $2 million aggregate principal amount of 9% convertible debentures with a conversion price of $0.0486 to Halfmoon Bay and 86,419,753 shares of the company's common stock in exchange for $5.5 million from Halfmoon Bay, pursuant to a Securities Purchase Agreement dated March 28, 2008 between the company and Halfmoon Bay, pursuant to which, Halfmoon Bay acquired ownership of approximately 55% of the outstanding common stock of the company, and beneficial ownership of an additional 10% of the outstanding common stock of the company by virtue of the shares underlying its 9% convertible debenture. The Securities Purchase Agreement is attached as
Exhibit 10.1 to, and is more fully described in, our current report on Form 8-K filed on April 3, 2008, which description is incorporated herein by reference.

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

DIRECTOR INDEPENDENCE

     Although we are not required to have independent directors on our Board of Directors because our securities are not listed on a national securities exchange or an inter-dealer quotation system that has director independence requirements, two of the five directors on our Board are independent using the definition of "independent director" contained in Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Our independent directors are Low Gay Teck and Thomas Dudley. Under Rule 5605(a)(2) of the NASDAQ Marketplace Rules, an "independent director" is generally defined as a person other than an executive officer or employee of the company or another individual having a relationship which, in the opinion of the company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

     The members of our audit committee and our compensation committee include Thomas Dudley, who is also the chairman of both committees, Maggie Tham and William Wittmeyer. In addition to being an independent director under Rule 5605(a)(2), the NASDAQ audit committee independence standards (which are also not applicable to us) contain NASDAQ Marketplace Rule 5605(c), which requires that audit committee members meet certain additional independence requirements. Thomas Dudley is independent under the NASDAQ audit committee independence standards.

Item 14. Principal Accountant Fees and Services.

AUDIT FEES

     The aggregate fees billed for the 2007 and 2008 fiscal years for professional services rendered by our principal accountant, Sherb & Co., LLP, for the audit of our annual financial statements and review of financial statements included in our periodic reports on Form 10-Q and other services provided in connection with statutory and regulatory filings were $53,000 and $58,000 respectively.

AUDIT-RELATED FEES

     No assurance or related services that are reasonably related to the performance of the audit or review of our financial statements were rendered by our principal accountants during the 2007 or 2008 fiscal year.

TAX FEES

     The aggregate fees to be billed for professional services rendered by our current principal accountant, Sherb & Co., LLP, for tax compliance and tax advice were $7,500 and $5,000 for 2007 and 2008 fiscal years, respectively.

ALL OTHER FEES

     No other products or services were provided by our principal accountants during the 2007 or 2008 fiscal year, other than the services outlined in the foregoing sections.

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

3.2 Bylaws of Electronic Sensor Technology, as amended (incorporated by reference from Exhibit 3.1 of the current report on Form 8-K filed on June 12, 2008).

4.1 Description of our common stock in Article Fourth of the Amendment to Electronic Sensor Technology's Articles of Incorporation dated January 25, 2005 (incorporated by reference from Exhibit 3.1 of the registration statement on Form SB-2 filed on January 6, 2006).

4.2 Description of rights of shareholders of Electronic Sensor Technology in Article I and Article IX of Electronic Sensor Technology's Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of the current report on Form 8-K filed on June 12, 2008).

4.3 Form of 9% Debenture dated April 10, 2009 issued by Electronic Sensor Technology in favor of Halfmoon Bay Capital Ltd (incorporated by reference from Exhibit 4.1 of the current report on Form 8-K filed on April 15, 2009).

10.1 Electronic Sensor Technology, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 of the annual report on Form 10-KSB filed on April 15, 2005).

10.2      Form of Stock Option Agreement (incorporated by reference from Exhibit
          10.2 of the annual report on Form 10-KSB filed on April 15, 2005).

10.3 International Distributorship Agreement dated August 2005, between Electronic Sensor Technology, Inc. and Beijing R&D Technology Co., Ltd. (incorporated by reference from Exhibit 10.12 of the amended registration statement on Form SB-2/A filed on February 15, 2006).

10.4 International Distributorship Agreement dated October 21, 2005, between Electronic Sensor Technology, Inc. and TechMondial, Ltd. (incorporated by reference from Exhibit 10.13 of the amended registration statement on Form SB-2/A filed on February 15, 2006).

10.5 Form of Securities Purchase Agreement dated as of December 7, 2005, among Electronic Sensor Technology, Inc., Midsummer Investment, Ltd. and Islandia, L.P. (incorporated by reference from Exhibit 10.1 of the current report on Form 8-K filed on December 8, 2005).

10.6 Form of Registration Rights Agreement dated as of December 7, 2005, among Electronic Sensor Technology, Inc., Midsummer Investment, Ltd. and Islandia, L.P. (incorporated by reference from Exhibit 10.2 of the current report on Form 8-K filed on December 8, 2005).

10.7 Form of Forbearance and Amendment Agreement dated as of September 7, 2006, among Electronic Sensor Technology, Inc., Midsummer Investment, Ltd. and Islandia L.P. (incorporated by reference from Exhibit 10.1 of the current report on Form 8-K filed on September 8, 2006).

10.8 Offer letter dated March 15, 2006 between Electronic Sensor Technology, Inc. and Philip Yee (incorporated by reference from
          Exhibit 10.2 of the amended current report on Form 8-K/A filed on February 14, 2007).

10.9 Severance Agreement, Mutual Release and Promotion Agreement effective as of March 8, 2007 between Electronic Sensor Technology, Inc. and Edward Staples (incorporated by reference from Exhibit 10.1 of the current report on Form 8-K filed on March 13, 2007).

10.10 Offer letter dated March 28, 2007 between Electronic Sensor Technology, Inc. and Barry S. Howe (incorporated by reference from
          Exhibit 10.1 of the current report on Form 8-K filed on April 3,
          2007).

Exhibit
Number    Description
-------   ----------------------------------------------------------------------
10.11 Offer letter dated July 17, 2007 between Electronic Sensor Technology, Inc. and Teong C. Lim (incorporated by reference from Exhibit 10.1 of the current report on Form 8-K filed on July 18, 2007).

10.12 First Amendment Agreement dated as of December 27, 2007, among Electronic Sensor Technology, Inc., Midsummer Investment, Ltd. and Islandia L.P. (incorporated by reference from Exhibit 10.1 of the amended current report on Form 8-K/A filed on January 14, 2008).

10.13 Conversation and Termination Agreement dated as of February 26, 2008, among Electronic Sensor Technology, Inc., Midsummer Investment, Ltd. and Islandia L.P. (incorporated by reference from Exhibit 10.2 of the current report on Form 8-K filed on February 28, 2008).

10.14 Securities Purchase Agreement dated as of March 28, 2008, between Electronic Sensor Technology, Inc. and Halfmoon Bay Capital Ltd (incorporated by reference from Exhibit 10.1 of the current report on Form 8-K filed on April 3, 2008).

10.15 Severance Agreement and Mutual Release dated as of July 25, 2008, between Electronic Sensor Technology and Barry S. Howe (incorporated by reference from Exhibit 10.1 of the current report on Form 8-K filed on July 28, 2008).

10.16 Independent Contractor Agreement dated as of November 24, 2008, among Electronic Sensor Technology, Wittham, a California corporation, and William Wittmeyer (incorporated by reference from Exhibit 10.1 of the amended current report on Form 8-K/A filed on January 5, 2009).

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                                       (Registrant)


Date: April 15, 2009                   By:  /s/ Teong C. Lim
                                           -------------------------------------
                                                       Teong C. Lim
                                           President and Chief Executive Officer
                                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 15, 2009                   By:  /s/ Teong C. Lim
                                           -------------------------------------
                                                       Teong C. Lim
                                           President and Chief Executive Officer
                                               (Principal Executive Officer)


Date: April 15, 2009                   By:  /s/ Philip Yee
                                           -------------------------------------
                                                          Philip Yee
                                               Secretary, Treasurer and Chief
                                                     Financial Officer
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)


Date: April 15, 2009                   By: *
                                           -------------------------------------
                                           Teong Lim, Chairman


Date: April 15, 2009                   By: *
                                           -------------------------------------
                                           Thomas Dudley, Director


Date: April 15, 2009                   By: *
                                           --------------------------------
                                           Low Gay Teck, Director


Date: April 15, 2009                   By: *
                                           -------------------------------------
                                           Maggie Tham, Director


Date: April 15, 2009                   By: *
                                           -------------------------------------
                                           William Wittmeyer, Director


*By: /s/ Philip Yee
     ------------------------------
     Philip Yee
     Attorney-in-Fact