Form 10-Q
period 2009-03-31
Electronic Sensor Technology, Inc
filed 2009-05-14
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2009

                                       or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
              155,853,385 shares of common stock as of May 6, 2009

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

                                     PART I.
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2009 (unaudited) and
 December 31, 2008 (audited)                                                 F-1

Consolidated Statements of Operations (unaudited) for the Three Months
 Ended March 31, 2009 and 2008                                               F-2

Consolidated Statements of Cash Flows (unaudited) for the Three Months
 Ended March 31, 2009 and 2008                                               F-3

Notes to Consolidated Financial Statements (unaudited)                       F-4

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                   March           December 31,
                                                                                  31, 2009            2008
                                                                              ---------------    ---------------
                                                                                (Unaudited)         (Audited)
CURRENT ASSETS:
 Cash and cash equivalents                                                    $       203,062    $       484,028
 Certificate of deposit-restricted                                                     15,500             15,500
 Accounts receivable, net of allowance for uncollectible
  of $4,200 at March 31, 2009 and $0 at December 31, 2008                             296,702            284,644
 Prepaid expenses                                                                      74,705             59,219
 Inventories                                                                          474,223            557,454
                                                                              ---------------    ---------------
   TOTAL CURRENT ASSETS                                                             1,064,192          1,400,845
                                                                              ---------------    ---------------
PROPERTY AND EQUIPMENT, net                                                            98,700            114,213
SECURITY DEPOSITS                                                                      12,817             12,817
                                                                              ---------------    ---------------
                                                                              $     1,175,709    $     1,527,875
                                                                              ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                        $       481,314    $       352,369
 Obligation under capital lease due within one year                                    20,601             20,024
                                                                              ---------------    ---------------
   TOTAL CURRENT LIABILITIES                                                          501,915            372,393
                                                                              ---------------    ---------------
CONVERTIBLE DEBENTURES - long-term portion, net of unamortized discount             1,953,871          1,951,017
LONG-TERM OBLIGATION UNDER CAPITAL LEASE                                               11,211             16,583
                                                                              ---------------    ---------------
 TOTAL LIABILITIES                                                                  2,466,997          2,339,993
                                                                              ---------------    ---------------
STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value 50,000,000 shares authorized, none
  issued and outstanding                                                                    -                  -
 Common stock, $.001 par value 200,000,000 shares authorized, 155,853,385
  issued and outstanding at March 31, 2009 and December 31, 2008                      155,854            155,854
 Additional paid-in capital                                                        15,211,132         15,207,301
 Accumulated deficit                                                              (16,658,274)       (16,175,273)
                                                                              ---------------    ---------------
   TOTAL STOCKHOLDERS' EQUITY                                                        (812,118)        (1,291,288)
                                                                              ---------------    ---------------
                                                                              $     1,175,709    $     1,527,875
                                                                              ===============    ===============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                ------------------------------
                                                     2009             2008
                                                -------------    -------------
REVENUES                                        $     285,906    $     393,533
COST OF SALES                                         169,321          228,140
                                                -------------    -------------
 GROSS PROFIT                                         116,585          165,393
OPERATING EXPENSES:
 Research and development                             109,792          177,323
 Selling, general and administrative                  439,620          487,762
                                                -------------    -------------
  TOTAL OPERATING EXPENSES                            549,412          665,085
                                                -------------    -------------
LOSS FROM OPERATIONS                                 (432,827)        (499,692)
                                                -------------    -------------
OTHER INCOME (EXPENSE)
 Other income (expense) - derivative                        -          323,210
 Loss on sale of property and equipment                (1,121)               -
 Gain on extinguishment of debt                             -        1,261,864
 Interest (expense)                                   (49,055)        (734,269)
                                                -------------    -------------
  TOTAL OTHER INCOME (EXPENSE)                        (50,176)         850,805
                                                -------------    -------------
NET INCOME (LOSS)                               $    (483,003)   $     351,113
                                                =============    =============
 Earnings (loss) per share, basic               $        0.00    $        0.01
                                                =============    =============
 Weighted average number of shares, basic         155,853,385       61,579,041
                                                =============    =============
 Loss per share, diluted                        $        0.00    $        0.00
                                                =============    =============
 Weighted average number of shares, diluted       155,853,385       63,387,932
                                                =============    =============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                  --------------------------
                                                                     2009          2008
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                $  (483,003)   $   351,113
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                      10,741         13,112
    Increase in allowance for doubtful accounts                         4,200              -
    Issuance of shares for payment of interest                              -        280,000
    Stock based compensation                                            3,831         13,101
    Amortization of debt discount                                       2,854        583,428
    Amortization of deferred financing costs                                -         45,387
    Gain on extinguishment of debt                                          -     (1,261,864)
    Decrease in fair value of derivative liability                          -       (323,210)
   Changes in assets and liabilities:
    Accounts receivable                                               (16,258)        59,765
    Inventories                                                        83,231         66,975
    Prepaid expenses                                                  (15,487)       (11,410)
    Accounts payable and accrued expenses                             128,948         (5,745)
    Deferred revenues                                                       -        (12,500)
                                                                  -----------    -----------
   Net cash provided by (used in) operating activities               (280,943)      (201,848)
                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                        4,772          9,036
                                                                  -----------    -----------
 Net cash provided by investing activities                              4,772          9,036
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in capital lease obligation                               (4,795)        (4,280)
    Proceeds from issuance of 9% convertible debentures                     -      2,000,000
    Proceeds from issuance of  equity                                       -      3,500,000
    Repayment of 8% convertible debentures                                  -     (3,500,000)
                                                                  -----------    -----------
    Net cash provided by (used in) financing activities                (4,795)     1,995,720
                                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH                                      (280,966)     1,802,908
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      484,028        248,587
                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   203,062    $ 2,051,495
                                                                  -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for interest                         $     1,279    $     1,817
                                                                  -----------    -----------
NONCASH FINANCING AND INVESTING ACTIVITY:
 Reclassification of derivative liability to paid-in-capital      $         -    $ 2,053,333
                                                                  -----------    -----------
    Conversion of 8% convertible debentures into equity           $         -    $   500,000
                                                                  -----------    -----------
    Debt discount related to 9% convertible debentures            $         -    $    57,613
                                                                  ===========    ===========

            See unaudited notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2009

1)   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and
     Item 10 of Regulation S-K. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2008, included in the Annual Report filed on Form 10-K for the year then ended.

     In the opinion of the management of Electronic Sensor Technology, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2009, and the results of operations and cash flows for the three month period ending March 31, 2009 have been included. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2008.

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

     c)   Certificate of Deposit - Restricted

          The Company had two certificates of deposit in place at March 31, 2009. One, in the amount of $12,000, was used to secure and collateralize the Company's credit card liability. The other certificate of deposit in the amount of $3,500 was used to provide a performance guarantee for a sale to an oversea customer.

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

     k)   Fair Value of Financial Instruments

          The fair value of certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their carrying values due to the short maturity of these instruments. The fair value as of March 31, 2009 of the 9% convertible debentures issued by the Company on March 28, 2008 amounts to $2,000,000, based on the Company's incremental borrowing rate.

     l)   Long-lived Assets

          The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At March 31, 2009 no assets were impaired.

     m)   Capital Lease

          On June 28, 2007, the Company entered into a capital lease under which the present value of the minimum lease payments amounted to $59,200. The present value of the minimum lease payments was calculated using a discount rate of 11.41%. The principal balance of the capital lease obligation amounted to approximately $31,800 at March 31, 2009, including approximately $20,600 in the current portion of capital lease obligations in the accompanying consolidated balance sheet.

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

          The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at March 31, 2009 and 2008 are excluded from the loss per share computation for that period due to their antidilutive effect.

          The following sets forth the computation of basic and diluted earnings per share at March 31:

                                                                    2009            2008
                                                               -------------   -------------
          Numerator:
            Net income (loss)                                  $    (483,003)  $     351,113
            Net other (income)/expense associated with
             derivative contracts                                          -        (323,210)
              Interest expense in convertible debentures                   -           1,081
                                                               -------------   -------------
            Net income (loss) for diluted earnings per share
             purposes                                          $    (483,003)  $      28,984
                                                               =============   =============

          Denominator:
            Denominator for basic earnings per share-
              Weighted average shares outstanding                155,853,385      61,579,041
            Effect of dilutive stock options and warrants,
             determined under the treasury stock method                    -               -
            Assume issued common shares for convertible
             debentures, determined under the if-converted
             method                                                        -       1,808,891
                                                               -------------   -------------
            Denominator for diluted earnings per share-
              Weighted average shares outstanding                155,853,385      63,387,932
                                                               =============   =============

          Basic earnings (loss) per share                      $        0.00   $        0.01
                                                               =============   =============
          Diluted earnings (loss) per share                    $        0.00   $        0.00
                                                               =============   =============

     o)   Stock Based Compensation

          The Company adopted SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

          In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $3,800 in additional compensation expense during for the three month period ended March 31, 2009. Such amount is included in general and administrative expenses on the statement of operations.

     p)   Risk Factors

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

          Concentration of Credit Risks

          The Company is subject to concentrations of credit risk primarily from cash and cash equivalents. The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 at March 31, 2009. During the three-month periods ended March 31, 2009 and 2008, the Company has reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions.

          Customer Concentration

          The Company's largest customer accounted for approximately 42% and 31% of its revenues during the three-month periods ended March 31, 2009 and 2008, respectively. The customer accounted for approximately 40% and 55% of the gross accounts receivable balance at March 31, 2009 and 2008, respectively.

          Product Concentration

          All of the Company's revenues were derived from the sale of electronic devices and related accessories used for vapor analysis.

          Geographic Concentration

          The Company sells its products internationally in 20 countries. Sales to these countries were approximately 56% and 54% of net revenues during the three-month periods ended March 31, 2009 and 2008, respectively.

     q)   Recently Issued Accounting Pronouncements

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

4)   Convertible debentures

     9% Convertible Debentures

     On March 28, 2008, we received $2,000,000 from an investor in exchange for a convertible debenture bearing an interest rate of 9%, payable semi-annually in cash. The convertible debenture has a five (5)-year term, and the conversion rate of the debenture is $0.0486 (equal to 41,152,263 common shares). The difference between the conversion rate of the debenture and the closing price of the Company's common stock on the date of issuance resulted in a note discount of approximately $58,000. The note discount will be amortized over the term of the convertible debenture.

5)   Stockholders' Equity

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

                                              2009            2008
                                         -------------   -------------
               Exercise price            $0.02 - $0.24   $0.19 - $0.24

                                              2009            2008
                                         -------------   -------------
               Market value              $0.02 - $0.24   $0.19 - $0.24
               Expected dividend yield        0%               0%
               Expected volatility         36% - 47%       36% - 39%
               Risk free interest rate   3.81% - 4.54%   4.03% - 4.54%
               Expected life of option      5 years         5 years

     The fair value of the granted stock options shares was approximately
     $0.03 per share. Approximately $13,000 and $4,000 were charged to compensation for the quarters ended March 31, 2008 and 2009, respectively. The remaining amount will be amortized to compensation expense over future periods based on the vesting schedule of the respective stock option shares. The total compensation cost related to nonvested awards not yet recognized amounted to approximately $33,000 at March 31, 2009. This compensation cost will be recognized over the weighted average period of the remaining terms of the stock options, unless the options are terminated sooner.

     The following tables summarize all stock option grants to employees and non-employees as of March 31, 2009:

                                                               Weighted
                                               Number of        Average
     Stock Options                              Options     Exercise Price
     --------------------------------------   -----------   --------------
     Balance at December 31, 2007               3,437,950   $         0.41
     Granted                                    2,000,000   $         0.03
     Exercised                                          -   $            -
     Forfeited                                 (2,291,050)  $         0.37
                                              -----------   --------------
     Balance at December 31, 2008               3,146,900   $         0.19
     Granted                                            -   $            -
     Exercised                                          -   $            -
     Forfeited                                   (150,000)  $         0.24
                                              -----------   --------------
     Balance at March 31, 2009                  2,996,900   $         0.18
                                              ===========   ==============
     Options exercisable at March 31, 2009        813,200   $         0.56
                                              ===========   ==============
     Weighted average fair value of options
      granted during 2009                               -   $            -
                                              ===========   ==============

     A summary of the status of the Company's nonvested shares as of March 31, 2009, and changes during the fiscal period then ended as presented below.

                                                               Weighted
                                                             Average Grant
     Nonvested Shares                           Shares      Date Fair Value
     --------------------------------------   -----------   ---------------
     Nonvested at December 31, 2007             1,598,200   $          0.09
       Granted                                  2,000,000   $          0.03
       Vested                                    (191,850)  $          0.24
       Cancelled                               (1,158,300)  $          0.21
                                              -----------   ---------------
     Nonvested at December 31, 2008             2,248,050   $          0.09
       Granted                                          -   $             -
       Vested                                     (64,350)  $          0.24
       Cancelled                                        -                 -
                                              -----------   ---------------
     Nonvested at March 31, 2009                2,183,700   $          0.04
                                              ===========   ===============

            Options Outstanding                    Options Exercisable
-----------------------------------------------   ----------------------
                          Weighted
              Number       Average     Weighted      Number     Weighted
           Outstanding Remaining Average Exercisable Average Exercise as of March Contractual Exercise at March 31, Exercise
Price        31, 2009       Years        Price       2009        Price
--------   -----------   -----------   --------   -----------   --------
$   0.02     1,000,000          9.65   $   0.02             -   $      -
$   0.03     1,000,000          9.32   $   0.03             -   $      -
$   0.19       161,500          7.93   $   0.19       161,500   $   0.19
$   0.24       482,400          7.79   $   0.24       298,700   $   0.24
$   1.00       353,000          5.84   $   1.00       353,000   $   1.00
           -----------   -----------   --------   -----------   --------
             2,996,900          8.70   $   0.18       813,200   $   0.56
           ===========   ===========   ========   ===========   ========

     Warrants

          The following table summarizes the warrants outstanding at March 31, 2009:

                                    Number of
                       Expiration   Shares of
          Issue Date      Date     Common Stock    Price    Basis for Warrant Issuance
          ----------   ---------   ------------   -------   --------------------------
          03/09/05      03/08/10        200,000      2.40   Media consulting services
          05/09/05      05/08/10         75,000      2.40   Media consulting services
          08/09/05      08/08/10         75,000      2.40   Media consulting services
          12/07/05      12/06/10        485,213    0.4761   Investment advisor
          12/07/05      12/06/10      2,166,128      0.43   Convertible debenture
          12/07/05      12/06/10      3,899,030      0.43   Convertible debenture
                                   ------------
                                      6,900,371  Outstanding at March 31, 2009
                                   ============

6)   Subsequent Events

     On April 10, 2009, the Company received $1 million from an investor in exchange for a debenture bearing an interest rate of 9% with a maturity of one year. The debenture grants the investor a security interest in all of the intellectual property of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation.

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At March 31, 2009 no assets were impaired.

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

Results of Operations

The following table sets forth, as a percentage of revenues, certain items included in the company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                         Three Months Ended
                                                               March 31
                                                    --------------------------
     Statement of Operations Data:                      2009           2008
     --------------------------------------------   ------------   -----------
     Revenues....................................            100%          100%
     Cost of Sales...............................             59%           58%
     Gross Profit................................             41%           42%
     Operating Expenses..........................            192%          169%
     (Loss) From Operations......................           (151%)        (127%)
     Other Income (Expense)......................            (18%)         216%
     Net (Loss)..................................           (169%)          89%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues are derived from product sales and product support services. For the three months ending March 31, 2009, revenues were $285,900 which was $107,600 less than for the same period in 2008. Although the same number of units was shipped as in 2008, revenues were lowered due to an averaged 24% across-the-board price reduction on all of our instruments. The price reductions were necessitated by the impact of current global economic conditions on the durable capital equipment market. Revenues were also negatively impacted by a significant (91%) drop in sales support revenues due to most of the quarter's sales were to international customers whose post-sales support requirements are handled by their respective sales representative or distributor. Also impacting revenues was the company's license agreement with a customer which ended in October 2008 and was not renewed. The license agreement provided $12,500 in quarterly royalty income for the company.

The company anticipates the stresses of current global economic conditions on the commercial durable equipment market to continue. These conditions have caused many of our customers to postpone their purchases of capital equipment. Until global economic conditions improve, we expect the commercial durable equipment market to remain stagnant.

During the quarter, we introduced our latest product, the Model 4500, to the homeland security market. The Model 4500 is a mobile unit that is based on our proprietary core technologies which provide accurate analysis on a real time basis. We are optimistic that this product will be enthusiastically received by homeland security customers.

Cost of Sales consist of product costs and expenses associated with product support services. For the three-month period ending March 31, cost of sales was $169,000 versus $228,000 in 2008. On a percentage of revenues basis, cost of sales were approximately the same for both years, 59% versus 58% for 2009 and 2008, respectively. It should be noted that the 2009 cost of sales percentage was negatively impacted by the across-the-board price decreases on our instrument product line which offset cost improvements on our products.

Gross profit was $116,600 or 41% of sales for the three months ending March 31, 2009, compared to $165,400 or 42% of sales for the same period in 2008. Gross profit was negatively impact by the across-the-board price reduction on our instruments. The price reductions had a negative impact on gross profit of approximately 9 percentage points.

Research and Development costs for the three months ending March 31, 2009 were $110,000 versus $177,000 for the same period in 2008. The $67,000 improvement is attributed to lower personnel expenses due to reduction of census ($67,000), lower operating expenses ($9,000), offset by higher facilities expenses.

Selling, General and Administrative expenses for the three months ending March 31, 2009 were $440,000, compared to $488,000 for the same period in 2008. The $48,000 improvement in spending resulted from a decrease in personnel expenses due to a reduction in census ($56,000), reduction in operating expenses ($66,000), offset by increases in the use of outside services ($14,000), and facilities expenses ($60,000).

Interest expense for the three months ending March 31, 2009 was $49,000, as compared to $734,000 for the same period in 2008. In 2009, interest expense pertains mostly to the interest accrued on the $2.0 million 9% convertible debenture issued on March 28, 2008. 2008 interest expense included both interest accrued on the $7.0 million 8% convertible debentures as well as amortization of the related debt discount. The 8% convertible debenture was retired on March 28, 2008.

Other income-derivatives. There was no income from derivatives in 2009. Such income from derivatives in 2008 resulted primarily from the decrease in the fair value of derivative liabilities between the measurement dates which are the balance sheet dates. On March 31, 2008, we satisfied our obligations under the 8% convertible debentures and as a result, the company asserted that it has a sufficient amount of authorized and unissued shares to settle its obligations which can be settled in shares. Accordingly, the company reclassified all contracts, warrants, and other convertible instruments outstanding at March 31, 2008 from liability to equity.

Gain on extinguishment of debt. In 2008, a gain was realized from the early retirement of the 8% convertible debentures on March 31, 2008. There were no debt retirements in the first three months of 2009.

Liquidity and Capital Resources

For the three months ending March 31, net cash used by the company for operating activities were $281,000 and $201,800 for 2009 and 2008 respectively. Cash used for the three months ending March 31, 2009 was comprised of the net loss for the period of $483,000, plus net non-cash items (including depreciation and amortization expenses of $10,700, increase in allowance for doubtful accounts of $4,200, stock based compensation of $3,800, and amortization of debt discount of $2,900) of $21,600, and plus the net change in operating assets and liabilities of $180,400. Cash used in operations during the same three months of 2008 was comprised of the net income for the period of $351,100, less net non-cash expenses (including depreciation and amortization expenses of $13,100, stock based compensation of $13,100, issuance of common shares for payment of interest of $280,000, amortization of debt discount of $583,400, amortization of deferred financing costs of $45,400, less decrease in fair value of derivative liability of $323,200, and gain on early retirement of debt of $1,261,800) of $650,000, and plus the net change in operating assets and liabilities of $97,100.

Investing activities provided cash for the three-month period ended March 31, were $4,800 and $9,000 for 2009 and 2008, respectively. In both years, the cash provided were from the sale of property and equipment.

Financing activities for the first three months of 2009 used cash of $4,800 which resulted from a decrease in capital lease obligation. For the same period in 2008, financing activities provided cash of $1,995,700 which included $2,000,000 received from the issuance of 9% convertible debentures to an investor, $3,500,000 from the issuance of equity to the same investor, less $3,500,000 used to retire the 8% convertible debentures and a decrease in capital lease obligation of $4,300.

On March 31, 2009 the company's cash (including cash equivalents) was $203,100, compared to $2,051,500 on March 31, 2008. On April 10, 2009, the company received $1,000,000 from an investor in exchange for a debenture (see Note 6). The company had working capitals of $562,300 and $2,567,200 on March 31, 2009 and 2008, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered equity securities or repurchase any of our equity securities during the three months ended March 31, 2009.

Item 3. Defaults Upon Senior Securities.

During the three months ended March 31, 2009, there were no material defaults upon senior securities.

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

                                ELECTRONIC SENSOR TECHNOLOGY, INC.


Dated:  May 14, 2009            By: /s/ Teong Lim
                                    --------------------------------------------
                                    Name:  Teong Lim
                                    Title: President and Chief Executive Officer
                                           (Principal Executive Officer)


Dated:  May  14, 2009           By: /s/ Philip Yee
                                    --------------------------------------------
                                    Name:  Philip Yee
                                    Title: Secretary, Treasurer and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)