Form 10-Q
period 2009-06-30
Electronic Sensor Technology, Inc
filed 2009-08-07
CIK 1122860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2009

                                       or

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

                                 (805) 480-1994
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                 Yes [ ] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [ ]                   Accelerated filer [ ]

     Non-accelerated filer [ ] (Do not check       Smaller reporting company [X]
                                if a smaller
                                reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 161,918,543 shares of common stock as of July 30, 2009

================================================================================

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

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2009 (unaudited)
 and December 31, 2008 (audited)                                     F-1

Consolidated Statements of Operations (unaudited) for the
 Three and Six Months Ended June 30, 2009 and 2008                   F-2

Consolidated Statements of Cash Flows (unaudited) for the
 Three and Six Months Ended June 30, 2009 and 2008                   F-3

Notes to Consolidated Financial Statements (unaudited)               F-4

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                    June        December 31,
                                                                  30, 2009          2008
                                                                ------------    ------------
                                                                (Unaudited)       (Audited)
CURRENT ASSETS:
  Cash and cash equivalents                                     $    709,186    $    484,028
  Certificate of deposit-restricted                                   15,500          15,500
  Accounts receivable, net of allowance for uncollectible
   of $4,200 at June 30, 2009 and $0 at December 31, 2008            278,718         284,644
  Prepaid expenses                                                    96,457          59,219
  Inventories                                                        490,013         557,454
                                                                ------------    ------------
    TOTAL CURRENT ASSETS                                           1,589,874       1,400,845
                                                                ------------    ------------
PROPERTY AND EQUIPMENT, net                                           98,060         114,213

SECURITY DEPOSITS                                                     12,817          12,817
                                                                ------------    ------------
                                                                $  1,700,751    $  1,527,875
                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                         $    477,375    $    352,369
  Obligation under capital lease due within one year                  21,194          20,024
  Debenture payable                                                1,000,000               -
                                                                ------------    ------------
    TOTAL CURRENT LIABILITIES                                      1,498,569         372,393
                                                                ------------    ------------
CONVERTIBLE DEBENTURES - long-term portion, net of
 unamortized discount                                              1,956,729       1,951,017
LONG-TERM OBLIGATION UNDER CAPITAL LEASE                               5,685          16,583
                                                                ------------    ------------
    TOTAL LIABILITIES                                              3,460,983       2,339,993
                                                                ------------    ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value 50,000,000 shares
   authorized, none issued and outstanding                                 -               -
 Common stock, $.001 par value 250,000,000 shares authorized,
  161,918,543 and 155,853,385 issued and outstanding at
  June 30, 2009 and December 31, 2008, respectively                  161,919         155,854
 Additional paid-in capital                                       15,321,544      15,207,301
 Accumulated deficit                                             (17,243,695)    (16,175,273)
                                                                ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                                    (1,760,232)       (812,118)
                                                                ------------    ------------
                                                                $  1,700,751    $  1,527,875
                                                                ============    ============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Six Months Ended                   Three Months Ended
                                                           June 30,                            June 30,
                                               --------------------------------    --------------------------------
                                                    2009              2008              2009             2008
                                               --------------    --------------    --------------    --------------
REVENUES                                       $      583,479    $      759,642    $      297,574    $      366,109

COST OF SALES                                         328,812           460,644           159,491           232,503
                                               --------------    --------------    --------------    --------------
    GROSS PROFIT                                      254,667           298,998           138,083           133,606

OPERATING EXPENSES:
  Research and development                            198,073           348,937            88,281           171,614
  Selling, general and administrative               1,005,441         1,140,705           565,821           652,943
                                               --------------    --------------    --------------    --------------
    TOTAL OPERATING EXPENSES                        1,203,514         1,489,642           654,102           824,557
                                               --------------    --------------    --------------    --------------
LOSS FROM OPERATIONS                                 (948,847)       (1,190,644)         (516,019)         (690,951)
                                               --------------    --------------    --------------    --------------
OTHER INCOME (EXPENSE)
  Other income - derivative                                 -           323,210                 -                 -
  Loss on disposal of fixed assets                     (1,121)                -                 -
  Gain from extinguishment of debt                          -         1,261,864                 -                 -
  Other income                                             13                 -                13                 -
  Interest (expense)                                 (118,470)         (786,466)          (69,413)          (52,197)
                                               --------------    --------------    --------------    --------------
    TOTAL OTHER INCOME (EXPENSE)                     (119,578)          798,608           (69,400)          (52,197)
                                               --------------    --------------    --------------    --------------
NET (LOSS)                                     $   (1,068,425)   $     (392,036)   $     (585,419)   $     (743,148)
                                               ==============    ==============    ==============    ==============
  Loss per share, basic                        $        (0.01)   $        (0.00)   $        (0.00)   $        (0.00)
                                               ==============    ==============    ==============    ==============
  Weighted average number of shares, basic        155,952,005       109,764,305       156,045,930       155,690,885
                                               ==============    ==============    ==============    ==============
  Loss per share, diluted                      $        (0.01)   $        (0.01)   $        (0.00)   $        (0.00)
                                               ==============    ==============    ==============    ==============
  Weighted average number of shares, diluted      155,952,005       109,764,305       156,045,930       155,690,885
                                               ==============    ==============    ==============    ==============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                  ----------------------------
                                                                      2009           2008
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                      $ (1,068,425)   $   (392,036)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                       21,140          24,167
    Increase in allowance for doubtful accounts                          4,200               -
    Issuance of shares for payment of interest                               -         280,000
    Issuance of shares for services                                    109,173               -
    Stock based compensation                                            11,135          21,931
    Amortization of debt discount                                        5,712         586,269
    Amortization of deferred financing costs                                 -          45,387
    Gain on extinguishment of debt                                           -      (1,261,864)
    Decrease in fair value of derivative liability                           -        (323,210)
  Changes in assets and liabilities:
    Accounts receivable                                                  1,726          92,163
    Inventories                                                         67,441         (60,032)
    Prepaid expenses                                                   (37,239)       (114,857)
    Accounts payable and accrued expenses                              125,010         226,970
    Deferred revenues                                                        -         (25,000)
                                                                  ------------    ------------
  Net cash provided by (used in) operating activities                 (760,127)       (900,112)
                                                                  ------------    ------------
                                                                  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                         4,772           9,884
    Purchase of property and equipment                                  (9,759)         (2,389)
                                                                  ------------    ------------
  Net cash provided by (used in) investing activities                   (4,987)          7,495
                                                                  ------------    ------------
                                                                  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in capital lease obligation                                (9,728)         (8,684)
    Proceeds from 9% debenture payable                               1,000,000               -
    Proceeds from issuance of 9% convertible debentures                      -       2,000,000
    Proceeds from issuance of  equity                                        -       3,500,000
    Repayment of 8% convertible debentures                                   -      (3,500,000)
                                                                  ------------    ------------
                                                                  ------------    ------------
  Net cash provided by (used in) financing activities                  990,272       1,991,316
                                                                  ------------    ------------
                                                                  ------------    ------------
NET INCREASE IN CASH                                                   225,158       1,098,699
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       484,028         248,587
                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    709,186    $  1,347,286
                                                                  ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest                        $     47,101    $      4,482
                                                                  ============    ============
NONCASH FINANCING AND INVESTING ACTIVITY:
  Reclassification of derivative liability to paid-in-capital     $          -    $  2,053,333
                                                                  ============    ============
  Conversion of 8% convertible debentures into equity             $          -    $    500,000
                                                                  ============    ============
  Debt discount related to 9% convertible debentures              $          -    $     54,678
                                                                  ============    ============

            See unaudited notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2009

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

     In the opinion of the management of Electronic Sensor Technology, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2009, and the results of operations and cash flows for the six month period ending June 30, 2009 have been included. The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2008.

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

     c)   Certificate of Deposit - Restricted

          The Company had two certificates of deposit in place at June 30, 2009. One, in the amount of $12,000, was used to secure and collateralize the Company's credit card liability. The other certificate of deposit in the amount of $3,500 was used to provide a performance guarantee for a sale to an oversea customer.

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

          The fair value as of June 30, 2009 of the 9% convertible debentures issued by the Company on March 28, 2008 and the 9% note payable issued by the Company on April 10, 2009 amounts to $2,000,000 and $1,000,000, respectively, based on the Company's incremental borrowing rate.

     l)   Long-lived Assets

          The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At June 30, 2009 no assets were impaired.

     m)   Capital Lease

          On June 28, 2007, the Company entered into a capital lease under which the present value of the minimum lease payments amounted to $59,200. The present value of the minimum lease payments was calculated using a discount rate of 11.41%. The principal balance of the capital lease obligation amounted to approximately $26,900 at June 30, 2009, including approximately $21,200 in the current portion of capital lease obligations in the accompanying consolidated balance sheet.

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

          The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at June 30, 2009 and 2008 are excluded from the loss per share computation for that period due to their antidilutive effect.

          The following sets forth the computation of basic and diluted earnings per share at June 30:

                                                                        2009              2008
                                                                   --------------    --------------
          Numerator:
            Net (loss)                                             $   (1,068,425)   $     (392,036)
            Net other (income)/expense associated with
             derivative contracts                                               -          (323,210)
                                                                   --------------    --------------
            Net (loss) for diluted earnings per share purposes     $   (1,068,425)   $     (715,246)
                                                                   ==============    ==============
          Denominator:
            Denominator for basic earnings per share-
              Weighted average shares outstanding                     155,952,005       109,764,305
            Effect of dilutive stock options and warrants,
             determined under the treasury stock method                         -                 -
            Assume issued common shares for convertible
             debentures, determined under the if-converted
             method                                                             -                 -
                                                                   --------------    --------------
            Denominator for diluted earnings per share-
              Weighted average shares outstanding                     155,952,005       109,764,305
                                                                   ==============    ==============

          Basic earnings (loss) per share                          $        (0.01)   $         0.00
                                                                   ==============    ==============
          Diluted earnings (loss) per share                        $        (0.01)   $        (0.01)
                                                                   ==============    ==============

     o)   Stock Based Compensation

          The Company adopted SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

          In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $11,100 in additional compensation expense during for the six month period ended June 30, 2009. Such amount is included in general and administrative expenses on the statement of operations.

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

          Concentration of Credit Risks

          The Company is subject to concentrations of credit risk primarily from cash and cash equivalents. The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 at June 30, 2009. During the six-month periods ended June 30, 2009 and 2008, the Company has reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions.

          Customer Concentration

          The Company's largest customer accounted for approximately 20% and 23% of its revenues during the six-month periods ended June 30, 2009 and 2008, respectively. The customer accounted for approximately 41% and 69% of the gross accounts receivable balance at June 30, 2009 and 2008, respectively.

          Product Concentration

          All of the Company's revenues were derived from the sale of electronic devices and related accessories used for vapor analysis.

          Geographic Concentration

          The Company sells its products internationally in 20 countries. Sales to these countries were approximately 44% and 56% of net revenues during the six-month periods ended June 30, 2009 and 2008, respectively.

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

     9% Debenture Payable

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

5)   Stockholders' Equity

     Common Stock

     On June 12, 2009, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State. The Articles of Incorporation of the Company were amended and restated to give effect to the following amendments: (i) to increase the number of authorized shares of common stock from 200,000,000 shares to 250,000,000 shares, (ii) to vest authority in the Board of Directors to prescribe the classes, series and the number of each class or series of preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights granted to or imposed upon any wholly unissued series of preferred stock and (iii) to clarify and restate that the purpose of the business of the Company is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Nevada.

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

                                           2009                 2008
                                       -------------       -------------
         Exercise price                $0.02 - $0.24       $0.19 - $0.24
         Market value                  $0.02 - $0.24       $0.19 - $0.24
         Expected dividend yield            0%                   0%
         Expected volatility             36% - 47%           36% - 39%
         Risk free interest rate       3.81% - 4.54%       4.03% - 4.54%
         Expected life of option          5 years             5 years

     The fair value of the granted stock options shares was approximately $0.02 per share. Approximately $22,000 and $11,100 were charged to compensation expense for the six month period ended June 30, 2008 and 2009, respectively. The remaining amount will be amortized to compensation expense over future periods based on the vesting schedule of the respective stock option shares. The total compensation cost related to nonvested awards not yet recognized amounted to approximately $25,300 at June 30, 2009. This compensation cost will be recognized over the weighted average period of the remaining terms of the stock options, unless the options are terminated sooner.

     The following tables summarize all stock option grants to employees and non-employees as of June 30, 2009:

                                                                                    Weighted
                                                                   Number of        Average
                            Stock Options                           Options       Exercise Price
     ----------------------------------------------------------   ------------    --------------
     Balance at December 31, 2007                                    3,437,950    $         0.41
     Granted                                                         2,000,000    $         0.03
     Exercised                                                               -    $            -
     Forfeited                                                      (2,291,050)   $         0.37
                                                                  ------------    --------------
     Balance at December 31, 2008                                    3,146,900    $         0.19
     Granted                                                                 -    $            -
     Exercised                                                               -    $            -
     Forfeited                                                        (612,500)   $         0.45
                                                                  ------------    --------------
     Balance at June 30, 2009                                        2,534,400    $         0.12
                                                                  ============    ==============
     Options exercisable at June 30, 2009                              415,700    $         0.56
                                                                  ============    ==============
     Weighted average fair value of options granted during 2009              -    $            -
                                                                  ============    ==============

     A summary of the status of the Company's nonvested shares as of June 30, 2009, and changes during the fiscal period then ended as presented below.

                                                          Weighted
                                                          Average
                                                        Grant Date
     Nonvested Shares                     Shares        Fair Value
     ------------------------------     ------------    -----------
     Nonvested at December 31, 2007        1,598,200    $      0.09
       Granted                             2,000,000    $      0.03
       Vested                               (191,850)   $      0.24
       Cancelled                          (1,158,300)   $      0.21
                                        ------------    -----------
     Nonvested at December 31, 2008        2,248,050    $      0.09
       Granted                                     -    $         -
       Vested                                (66,850)   $      0.24
       Cancelled                             (62,500)   $      0.24
                                        ------------    -----------
     Nonvested at June 30, 2009            2,118,700    $      0.04
                                        ============    ===========

                           Options Outstanding                                       Options Exercisable
--------------------------------------------------------------------------    ----------------------------------
      Exercise           Number           Weighted             Weighted          Number              Weighted
                                           Average
                      Outstanding         Remaining             Average        Exercisable            Average
                       as of June        Contractual           Exercise        at June 30,           Exercise
        Price           30, 2009            Years                Price            2009                 Price
----- -----------    ---------------    --------------    --- ------------    --------------    --- ------------

$        0.02             1,000,000         9.40          $      0.02               -           $        -
$        0.03             1,000,000         9.07          $      0.03               -           $        -
$        0.19                74,000         7.68          $      0.19                74,000     $      0.19

$        0.24               282,400         7.55          $      0.24               163,700     $      0.24

$        1.00               178,000         5.59          $      1.00               178,000     $      1.00
                                        --------------        ------------                          ------------
                     ---------------    --------------        ------------    --------------        ------------
                          2,534,400         8.75          $      0.12               415,700     $      0.56
                     ===============    ==============    === ============    ==============    === ============

     Warrants

     On May 29, 2009, the Company entered into an agreement with Montgomery 2006-1 Partnership ("Montgomery"), pursuant to which Montgomery agreed to terminate and cancel the warrant issued by the Company to Montgomery on December 7, 2005, which entitled Montgomery to purchase up to 485,213 shares of common stock of the Company. In consideration for the termination and cancellation of the warrant, the Company paid to Montgomery a total amount of $2,500.

     On June 29, 2009, the Company entered into an agreement with Midsummer Investment, Ltd. ("Midsummer") and Islandia, L.P. ("Islandia"), pursuant to which, the Company agreed to issue 3,899,030 shares of common stock of the Company to Midsummer and 2,166,128 shares of common stock of the Company to Islandia in exchange for the termination and cancellation of the warrants issued by the Company to each of Midsummer and Islandia on December 7, 2005. The agreement also provided for the termination of all existing agreements among the Company, Midsummer and Islandia. This transaction resulted in a charge of approximately $109,000 to general and administrative expenses. The amount was calculated by multiplying the number of shares issued by the closing price of the Company's common stock on June 29, 2009.

     The following table summarizes the warrants outstanding at June 30, 2009:

                                     Number of
                       Expiration    Shares of
          Issue Date      Date      Common Stock   Price   Basis for Warrant Issuance
          ----------   ----------   ------------   -----   --------------------------

           03/09/05     03/08/10         200,000   $2.40   Media consulting services
           05/09/05     05/08/10          75,000   $2.40   Media consulting services
           08/09/05     08/08/10          75,000   $2.40   Media consulting services
                                    ------------
                                         350,000   Outstanding at June 30, 2009
                                    ============

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

The company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At June 30, 2009 no assets were impaired.

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

Results of Operations

The following table sets forth, as a percentage of revenues, certain items included in the company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                  Six Months
                                                 Ended June 30
                                                ---------------
     Statement of Operations Data:               2009     2008
     ----------------------------------------   ------   ------

         Revenues............................      100%     100%
         Cost of Sales.......................       56%      61%
         Gross Profit........................       44%      39%
         Operating Expenses..................      206%     196%
         (Loss) From Operations..............     (162%)   (157%)
         Other Income (Expense)..............      (20%)    105%
         Net (Loss)..........................     (182%)    (52%)

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues are derived from product sales and product support services. For the six months ending June 30, 2009, revenues were $583,500 which was $176,200 less than for the same period in 2008. Current global economic conditions have caused the durable equipment market to be very sluggish and, as such, have significantly impacted revenues performance. Shipments for the quarter were 40% below that in 2008, despite an averaged 24% across-the-board price reduction on all of our instruments instituted at the beginning of the year. The decrease in shipments has also impacted product support revenues which for the six months ending June 30, 2009 were 61% less than for the same period in 2008. Also impacting revenues was the company's license agreement with a customer which ended in October 2008 and was not renewed. The license agreement provided $12,500 in quarterly royalty income for the company.

The company anticipates the stresses of current global economic conditions on the commercial durable equipment market to continue. These conditions have caused many of our customers to postpone their purchases of capital equipment. Until global economic conditions improve, we expect the commercial durable equipment market to remain depressed.

During the first quarter, we introduced our latest product, the Model 4500, to select customers in the homeland security market. The introduction has been hampered by the swine flu health epidemic which affected and commanded the attention of several of our customers. As a consequence, these affected customers were forced to redirect their homeland security efforts from traditional security concerns to managing the swine flu situation. Until the swine flu situation is under control, it will remain a priority for our affected homeland security customers. For the upcoming quarter, we will continue our strategy for a global rollout of the Model 4500. It should be noted, however, that the homeland security market is characterized by its long sales cycle where the time between product introduction to product sale may be considerable. For this reason as well as the continuing impact of the swine flu health epidemic, we are anticipating only modest sales performance for the Model 4500 for the remainder of the year.

Cost of Sales consist of product costs and expenses associated with product support services. For the three and six month periods ending June 30, 2009, cost of sales were $159,500 and $328,800, compared to $232,500 and $460,600 in 2008.
For the same periods, cost of sales, as a percentage of revenues, were 54% and 56%, respectively, versus 64% and 61%, in 2008. The improvement in cost of sales is due primarily to favorable price economics on purchased materials. These cost savings were offset by production variances resulting from under-absorption of overhead expenses.

Gross profit was $254,700 or 44% of sales for the six months ending June 30, 2009, compared to $299,000 or 39% of sales for the same period in 2008. Gross margins was aided by cost improvements, primarily on price economics achieved on purchased materials, on our products which offset an averaged 24% across-the-board price reduction on our entire instrument product line instituted at the beginning of the year.

Research and Development costs for the six months ending June 30, 2009 were $198,100 versus $348,900 for the same period in 2008. The improvement of $150,800 or 43% over 2008 is attributed to lower personnel expenses due to reduction of census ($146,700), lower operating expenses ($27,500), offset by increases in the use of outside services ($9,300) and higher facilities expenses ($14,100).

Selling, General and Administrative expenses for the six months ending June 30, 2009 were $1,005,400, compared to $1,140,700 for the same period in 2008. The $135,300 improvement in spending resulted from a decrease in personnel expenses due to a reduction in census ($173,400), reduction in operating expenses ($125,800), offset by increases in the use of outside services ($56,100), and facilities expenses ($107,800).

Interest expense for the six months ending June 30, 2009 was $118,500, as compared to $786,500 for the same period in 2008. Interest expense for the first six months of 2009 pertains to the interest accrued on the $2.0 million 9% convertible debenture issued on March 28, 2008, and to the interest accrued on the $1.0 million 9% debenture payable issued on April 10, 2009. Interest expense for the same period in 2008 consisted of: (1) interest accrued on the $7.0 million 8% convertible debentures which was retired on March 28, 2008; (2) amortization of the debt discount on the same 8% convertible debentures, and (3) interest accrued on the $2.0 million 9% convertible debenture issued on March 28, 2008.

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

Gain on extinguishment of debt. In 2008, a gain was realized from the early retirement of the 8% convertible debentures on March 31, 2008. There were no debt retirements in the first six months of 2009.

Liquidity and Capital Resources

For the six months ending June 30, net cash used by the company for operating activities were $760,100 and $900,100 for 2009 and 2008 respectively. Cash used for the six months ending June 30, 2009 was comprised of the net loss for the period of $1,068,400, plus net non-cash items (including depreciation and amortization expenses of $21,100, increase in allowance for doubtful accounts of $4,200, stock based compensation of $11,100, issuance of common shares for services of $109,200 and amortization of debt discount of $5,700) of $151,300, and plus the net change in operating assets and liabilities of $157,000. Cash used in operations during the same six months of 2008 was comprised of the net loss for the period of $392,000, less net non-cash expenses (including depreciation and amortization expenses of $24,200, stock based compensation of $21,900, issuance of common shares for payment of interest of $280,000, amortization of debt discount of $586,300, amortization of deferred financing costs of $45,400, less decrease in fair value of derivative liability of $323,200, and gain on early retirement of debt of $1,261,800) of $627,200, and plus the net change in operating assets and liabilities of $119,100.

Investing activities used cash of $5,000 in the first six months of 2009 and provided cash of $7,500 during the same period in 2008. For the period, cash of $4,800 was provided from the sale of property and equipment, and $9,800 was used to purchase capital equipment. In 2008, cash of $9,900 was provided from the sales of property and equipment and $2,400 was used to purchase capital equipment.

Financing activities for the first six months of 2009 provided cash of $990,300 which resulted from the issuance of a 9% debenture payable to an investor for $1,000,000 and a decrease in capital lease obligation of $9,700. For the same period in 2008, financing activities provided cash of $1,991,300 which included $2,000,000 received from the issuance of 9% convertible debentures to an investor, $3,500,000 from the issuance of equity to the same investor, less $3,500,000 used to retire the 8% convertible debentures and a decrease in capital lease obligation of $8,700.

On June 30, 2009 the company's cash (including cash equivalents) was $709,200, compared to $1,347,300 on June 30, 2008. The company had working capital of $91,300 and $1,840,300 on June 30, 2009 and 2008, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered equity securities or repurchase any of our equity securities during the three months ended June 30, 2009.

On June 29, 2009, the company issued 3,899,030 shares of common stock to Midsummer Investment, Ltd. and 2,166,128 shares of common stock to Islandia, L.P. in exchange for the termination and cancellation of the warrants issued by the company to each of Midsummer and Islandia on December 7, 2005. The issuances of the shares of common stock to Midsummer and Islandia were unregistered. Such issuances were made in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, on the basis that the exchange offer constituted an exchange with the company's existing shareholders and no commission or other remuneration was paid or given directly or indirectly to any party for soliciting such exchange. Details regarding the issuances are included in the Current Report on Form 8-K that we filed on July 2, 2009, which is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities.

During the three months ended June 30, 2009, there were no material defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 30, 2009, the company received a written consent in lieu of an annual meeting of shareholders from the holders of a majority of the outstanding shares of common stock of the company entitled to vote as of such date and as of the record date, in connection with the following actions:

(1)   election of directors;

(2) approval of an amendment to the company's Articles of Incorporation to increase the number of authorized shares of common stock of the company from 200,000,000 shares to 250,000,000 shares;

(3) approval of an amendment to the company's Articles of Incorporation to vest authority in the board of directors of the company to prescribe the classes, series and the number of each class or series of preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights granted to or imposed upon any wholly unissued series of preferred stock; and

(4) approval of an amendment to the company's Articles of Incorporation to clarify and restate that the purpose of the company is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Nevada.

The following directors were elected pursuant to such written consent: Teong C. Lim, William Wittmeyer, Maggie Tham, Thomas Dudley and Low Gay Teck. The holders of 104,377,312 shares of our common stock (approximately 67% of our outstanding common stock) executed the written consent.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
  No.      Description
--------   ---------------------------------------------------------------------

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

                                           ELECTRONIC SENSOR TECHNOLOGY, INC.


Dated:  August 7, 2009                     By:    /s/ Teong Lim
                                               ---------------------------------
                                           Name:  Teong Lim
                                           Title: President and Chief Executive
                                                  Officer
                                                  (Principal Executive Officer)


Dated:  August 7, 2009                     By:    /s/ Philip Yee
                                               ---------------------------------
                                           Name:  Philip Yee
                                           Title: Secretary, Treasurer and Chief
                                                  Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)