Form 10-Q
period 2009-09-30
Electronic Sensor Technology, Inc
filed 2009-11-12
CIK 1122860

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2009

                                       or

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                  Yes [ ] No [ ]

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

            161,918,543 shares of common stock as of November 4, 2009

================================================================================

Certain statements in this quarterly report on Form 10-Q, including those relating to the company's plans regarding business and product development; product sales and distribution; market demands and developments in the homeland security, the future state of the homeland security market, analytical instrumentation/quality control and environmental monitoring markets; and the sufficiency of the company's resources to satisfy operation cash requirements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may contain the words "believe," "anticipate," "expect," "predict," "estimate," "project," "will be," "will continue," "will likely result," or other similar words and phrases. Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: risks related to changes in technology, our dependence on key personnel, our ability to protect our intellectual property rights, emergence of future competitors, changes in our largest customer's business and government regulation of homeland security companies. The forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

                                     PART I.
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2009 (unaudited)
 and December 31, 2008 (audited)                                             F-1

Consolidated Statements of Operations (unaudited) for the Three and
 Nine Months Ended September 30, 2009 and 2008                               F-2

Consolidated Statements of Cash Flows (unaudited) for the Three and
 Nine Months Ended September 30, 2009 and 2008                               F-3

Notes to Consolidated Financial Statements (unaudited)                       F-4

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                    September      December 31,
                                                     30, 2009         2008
                                                  -------------   --------------
                                                   (Unaudited)      (Audited)
CURRENT ASSETS:
  Cash and cash equivalents                       $     280,418   $      484,028
  Certificate of deposit-restricted                      15,500           15,500
  Accounts receivable, net of allowance for
   uncollectible of $105,000 at September 30,
   2009 and $0 at December 31, 2008                     197,651          284,644
  Prepaid expenses                                       73,528           59,219
  Inventories                                           442,001          557,454
                                                  -------------   --------------
    TOTAL CURRENT ASSETS                              1,009,098        1,400,845
                                                  -------------   --------------
PROPERTY AND EQUIPMENT, net                             104,997          114,213
SECURITY DEPOSITS                                        12,817           12,817
                                                  -------------   --------------
                                                  $   1,126,912   $    1,527,875
                                                  =============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses           $     358,112   $      261,383
  Interest payable - related party                      132,678           90,986
  Obligation under capital lease due within
   one year                                              21,804           20,024
  Debenture payable to related party                  1,000,000                -
                                                  -------------   --------------
    TOTAL CURRENT LIABILITIES                         1,512,594          372,393
                                                  -------------   --------------
CONVERTIBLE DEBENTURES - long-term portion,
 net of unamortized discount                          1,959,590        1,951,017
LONG-TERM OBLIGATION UNDER CAPITAL LEASE                      -           16,583
                                                  -------------   --------------
    TOTAL LIABILITIES                                 3,472,184        2,339,993
                                                  -------------   --------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value 50,000,000
   shares authorized, none issued and
   outstanding                                                -                -
  Common stock, $.001 par value 250,000,000
   shares authorized, 161,918,543 and
   155,853,385 issued and outstanding at
   September 30, 2009 and December 31, 2008,
   respectively                                         161,919          155,854
  Additional paid-in capital                         15,324,700       15,207,301
  Accumulated deficit                               (17,831,891)     (16,175,273)
                                                  -------------   --------------
    TOTAL STOCKHOLDERS' EQUITY                       (2,345,272)        (812,118)
                                                  -------------   --------------
                                                  $   1,126,912   $    1,527,875
                                                  =============   ==============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Nine Months Ended              Three Months Ended
                                                          September 30,                   September 30,
                                                  ------------------------------   ---------------------------
                                                      2009             2008            2009           2008
                                                  -------------   --------------   ------------   ------------
REVENUES                                          $     778,147   $    1,303,570   $    194,668   $    543,928
COST OF SALES                                           459,107          828,487        130,295        367,843
                                                  -------------   --------------   ------------   ------------
  GROSS PROFIT                                          319,040          475,083         64,373        176,085

OPERATING EXPENSES:
  Research and development                              293,066          512,883         94,993        163,946
  Selling, general and administrative                 1,490,829        1,545,723        485,388        405,018
                                                  -------------   --------------   ------------   ------------
  TOTAL OPERATING EXPENSES                            1,783,895        2,058,606        580,381        568,964
                                                  -------------   --------------   ------------   ------------
LOSS FROM OPERATIONS                                 (1,464,855)      (1,583,523)      (516,008)      (392,879)
                                                  -------------   --------------   ------------   ------------
OTHER INCOME (EXPENSE)
  Other income - derivative                                   -          323,210              -              -
  Loss on disposal of fixed assets                       (1,121)               -              -              -
  Gain from extinguishment of debt                            -        1,261,864              -              -
  Other income                                               13                -              -              -
  Interest expense                                       (4,404)        (740,390)        (1,826)        (2,846)
  Interest expense - related party                     (186,251)         (96,767)       (70,361)       (47,845)
                                                  -------------   --------------   ------------   ------------
    TOTAL OTHER INCOME (EXPENSE)                       (191,763)         747,917        (72,187)       (50,691)
                                                  -------------   --------------   ------------   ------------
NET LOSS                                          $  (1,656,618)  $     (835,606)  $   (588,195)  $   (443,570)
                                                  =============   ==============   ============   ============
  Loss per share, basic                           $       (0.01)  $        (0.01)  $      (0.00)  $      (0.00)
                                                  =============   ==============   ============   ============
  Weighted average number of shares, basic          157,994,029      125,209,050    161,918,543    155,853,385
                                                  =============   ==============   ============   ============
  Loss per share, diluted                         $       (0.01)  $        (0.01)  $      (0.00)  $      (0.00)
                                                  =============   ==============   ============   ============
  Weighted average number of shares, diluted        157,994,029      125,209,050    161,918,543    155,853,385
                                                  =============   ==============   ============   ============

            See unaudited notes to consolidated financial statements

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                  ------------------------------
                                                      2009             2008
                                                  -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $  (1,656,618)  $     (835,606)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
    Depreciation and amortization                        32,467           36,223
    Increase in allowance for doubtful accounts         105,000                -
    Issuance of shares for payment of interest                -          280,000
    Issuance of shares for services                     109,173                -
    Stock based compensation                             14,291           30,604
    Amortization of debt discount                         8,573          589,114
    Amortization of deferred financing costs                  -           45,387
    Gain on extinguishment of debt                            -       (1,261,864)
    Decrease in fair value of derivative liability            -         (323,210)
  Changes in assets and liabilities:
    Accounts receivable                                 (18,007)         (23,917)
    Inventories                                         115,453          103,151
    Prepaid expenses                                    (14,309)         (12,745)
    Accounts payable and accrued expenses                96,728         (191,218)
    Interest payable - related party                     41,692           90,986
    Deferred revenues                                         -          (37,500)
                                                  -------------   --------------
  Net cash provided by (used in) operating
   activities                                        (1,165,557)      (1,510,595)
                                                  -------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and
     equipment                                            4,772            9,884
    Purchase of property and equipment                  (28,022)          (3,620)
                                                  -------------   --------------
  Net cash provided by (used in) investing
   activities                                           (23,250)           6,264
                                                  -------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in capital lease obligation                (14,803)         (14,753)
    Proceeds from 9% debenture payable issued to
     related party                                    1,000,000                -
    Proceeds from 9% convertible debenture
     issued to related party                                  -        2,000,000
    Proceeds from equity issued to related
     party                                                    -        3,500,000
    Repayment of 8% convertible debentures                    -       (3,500,000)
                                                  -------------   --------------
  Net cash provided by (used in) financing
   activities                                           985,197        1,985,247
                                                  -------------   --------------
NET INCREASE (DECREASE) IN CASH                        (203,610)         480,916
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                 484,028          248,587
                                                  -------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $     280,418   $      729,503
                                                  =============   ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
  Total cash paid during the period for
   interest                                       $      49,637   $        9,211
                                                  =============   ==============
  Cash paid to related party during the period
   for interest                                   $      45,000   $            -
                                                  =============   ==============
NONCASH FINANCING AND INVESTING ACTIVITY:
  Reclassification of derivative liability to
   paid-in-capital                                $           -   $    2,053,333
                                                  =============   ==============
  Conversion of 8% convertible debentures into
   equity                                         $           -   $      500,000
                                                  =============   ==============
  Debt discount related to 9% convertible
   debenture issued to related party              $           -   $       54,678
                                                  =============   ==============

            See unaudited notes to consolidated financial statements.

                       ELECTRONIC SENSOR TECHNOLOGY, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2009

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

     In the opinion of the management of Electronic Sensor Technology, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2009, and the results of operations and cash flows for the nine month period ending September 30, 2009 have been included. The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2008.

2)   Basis of Consolidation

     The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3)   Nature of Business and Summary of Significant Accounting Policies

     a)   Nature of Business

          The Company develops and manufactures electronic devices used for vapor analysis. It markets its products primarily to government agencies, higher education institutions, and multi-national corporations. The company sells its products directly to domestic customers who are end-users and, sells internationally to distributors who, in turn, sell to end-users. Distributors are used for their capability to provide local after-sales support to end-users.

     b)   Cash and Cash Equivalents

          The Company considers highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents.

     c)   Certificate of Deposit - Restricted

          The Company had two certificates of deposit in place at September 30, 2009. One, in the amount of $12,000, was used to secure and collateralize the Company's credit card liability. The other certificate of deposit in the amount of $3,500 was used to provide a performance guarantee for a sale to an overseas customer.

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

          The allowance for doubtful accounts balance at September 30, 2009 was increased to $105,000 due to uncertainty in collection from a customer who has encountered financial difficulties.

     e)   Revenue Recognition

          The Company sells directly to domestic customers who are end-users. The Company sells internationally to distributors who, in turn, sell to end-users. Sales to distributors are not contingent on the sale by the distributor to an end-user. As such, the distributor is the owner of the products it purchases from the Company. The Company records revenue from sales of products to customers when the products are shipped, collection of the purchase price is probable and the Company has no significant further obligations to the customer. Costs of remaining insignificant Company obligations, if any, are accrued as costs of revenue at the time of revenue recognition. Cash payments received in advance of product shipment or service revenue are recorded as deferred revenue.

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

          The fair value as of September 30, 2009 of the 9% convertible debentures issued by the Company on March 28, 2008 and the 9% note payable issued by the Company on April 10, 2009 amounts to $2,000,000 and $1,000,000, respectively, based on the Company's incremental borrowing rate.

     l)   Long-lived Assets

          The Company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At September 30, 2009 no assets were impaired.

     m)   Capital Lease

          On June 28, 2007, the Company entered into a capital lease under which the present value of the minimum lease payments amounted to $59,200. The present value of the minimum lease payments was calculated using a discount rate of 11.41%. The principal balance of the capital lease obligation amounted to approximately $21,800 at September 30, 2009. The capital lease matures on September 8, 2010.

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

          The outstanding options, warrants and shares equivalent issuable pursuant to embedded conversion features and warrants at September 30, 2009 and 2008 are excluded from the loss per share computation for that period due to their antidilutive effect.

          The following sets forth the computation of basic and diluted earnings per share at September 30:

                                                     2009             2008
                                                 -------------   --------------
          Numerator:
            Net (loss)                           $  (1,656,618)  $     (835,606)
            Net other (income)/expense
             associated with derivative
             contracts                                       -         (323,210)
                                                 -------------   --------------
            Net (loss) for diluted earnings
             per share purposes                  $  (1,656,618)  $   (1,158,816)
                                                 =============   ==============
          Denominator:
            Denominator for basic earnings
             per share-Weighted average shares
             outstanding                           157,994,029      125,209,050
            Effect of dilutive stock options
             and warrants, determined under
             the treasury stock method                       -                -
            Assume issued common shares for
             convertible debentures,
             determined under the if-converted
             method                                          -                -
                                                 -------------   --------------
            Denominator for diluted earnings
             per share-Weighted average shares
             outstanding                           157,994,029      125,209,050
                                                 =============   ==============
          Basic earnings (loss) per share        $       (0.01)  $        (0.01)
                                                 =============   ==============
          Diluted earnings (loss) per share      $       (0.01)  $        (0.01)
                                                 =============   ==============

     o)   Stock Based Compensation

          The Company adopted guidance for "Share Based Payments." The guidance requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

          In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying this guidance approximated $14,300 in additional compensation expense during for the nine month period ended September 30, 2009. Such amount is included in general and administrative expenses on the statement of operations.

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

          Concentration of Credit Risks

          The Company is subject to concentrations of credit risk primarily from cash and cash equivalents. The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 at September 30, 2009. During the nine-month periods ended September 30, 2009 and 2008, the Company has reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions.

          Customer Concentration

          The Company's largest customer accounted for approximately 15% and 26% of its revenues during the nine-month periods ended September 30, 2009 and 2008, respectively. The customer accounted for approximately 39% and 53% of the gross accounts receivable balance at September 30, 2009 and 2008, respectively.

          Product Concentration

          All of the Company's revenues were derived from the sale of electronic devices, related accessories and support services used for vapor analysis.

          Geographic Concentration

          The Company sells its products internationally in 20 countries. Sales to these countries were approximately 44% and 43% of net revenues during the nine-month periods ended September 30, 2009 and 2008, respectively.

     q)   Recently Issued Accounting Pronouncements

          In April 2009, the FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments. The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods. The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance had no impact on our financial statements as of September 30, 2009.

          In May 2009, the FASB issued guidance in the Subsequent Events Topic of the Codification . The guidance is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and is required to be adopted prospectively. We adopted this guidance effective for the quarter ending June 30, 2009. The adoption of this guidance had no impact on our financial statements as of September 30, 2009.

          In June 2009, the FASB issued guidance which will amend the Consolidation Topic of the Codification. The guidance addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept and responds to concerns over the transparency of enterprises' involvement with variable interest entities (VIEs). The guidance is effective beginning on January 1, 2010. We do not expect the adoption of this guidance to have an impact on our financial statements.

          In August 2009, the FASB issued Accounting Standards Update No. 2009-05, "Measuring Liabilities at Fair Value" (ASU 2009-05). ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 is effective for us for the reporting period ending December 31, 2009. We do not expect the adoption of ASU 2009-05 to have an impact on our financial statements.

4)   Convertible Debentures Issued To Related Parties

     9% Debenture Payable

     On April 10, 2009, the Company received $1 million from Halfmoon Bay Capital Ltd., the Company's largest shareholder, in exchange for a debenture bearing an interest rate of 9% with a maturity of one year. The debenture grants the investor a security interest in all of the intellectual property of the Company.

     9% Convertible Debentures

     On March 28, 2008, we received $2,000,000 from Halfmoon Bay Capital Ltd., the Company's largest shareholder, in exchange for a convertible debenture bearing an interest rate of 9%, payable semi-annually in cash. The convertible debenture has a five (5)-year term, and the conversion rate of the debenture is $0.0486 (equal to 41,152,263 common shares). The difference between the conversion rate of the debenture and the closing price of the Company's common stock on the date of issuance resulted in a note discount of approximately $58,000. The note discount will be amortized over the term of the convertible debenture. On October 5, 2009, Halfmoon Bay Capital Ltd agreed to defer a $90,000 interest payment owed to it on September 28, 2009 until December 31, 2009.

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

                                                      2009             2008
                                                  -------------   --------------
          Exercise price                          $0.02 - $0.24    $0.03 - $0.24
          Market value                            $0.02 - $0.24    $0.03 - $0.24
          Expected dividend yield                       0%              0%
          Expected volatility                       36% - 47%       36% - 39%
          Risk free interest rate                 3.81% - 4.54%    4.01% - 4.54%
          Expected life of option                    5 years          5 years

     The fair value of the granted stock options shares was approximately $0.02 per share. Approximately $30,600 and $14,300 were charged to compensation expense for the nine month period ended September 30, 2008 and 2009, respectively. The remaining amount will be amortized to compensation expense over future periods based on the vesting schedule of the respective stock option shares. The total compensation cost related to nonvested awards not yet recognized amounted to approximately $22,100 at September 30, 2009. This compensation cost will be recognized over the weighted average period 2.3 years, unless the options are terminated sooner.

     The following tables summarize all stock option grants to employees and non-employees as of September 30, 2009:

                                                                     Weighted
                                                    Number of         Average
                   Stock Options                     Options      Exercise Price
     ------------------------------------------   -------------   --------------
     Balance at December 31, 2007                     3,437,950   $         0.41
     Granted                                          2,000,000   $         0.03
     Exercised                                                -   $            -
     Forfeited                                       (2,291,050)  $         0.37
                                                  -------------   --------------
     Balance at December 31, 2008                     3,146,900   $         0.19
     Granted                                                  -   $            -
     Exercised                                                -   $            -
     Forfeited                                         (642,500)  $         0.48
                                                  -------------   --------------
     Balance at September 30, 2009                    2,504,400   $         0.12
                                                  =============   ==============
     Options exercisable at September 30, 2009          635,700   $         0.38
                                                  =============   ==============
     Weighted average fair value of options
      granted during 2009                                     -   $            -
                                                  =============   ==============

     A summary of the status of the Company's nonvested shares as of September 30, 2009, and changes during the fiscal period then ended as presented below.

                                                                     Weighted
                                                                     Average
                                                                    Grant Date
                   Nonvested Shares                   Shares        Fair Value
     ------------------------------------------   -------------   --------------
     Nonvested at December 31, 2007                   1,598,200   $         0.09
       Granted                                        2,000,000   $         0.03
       Vested                                          (191,850)  $         0.24
       Cancelled                                     (1,158,300)  $         0.21
                                                  -------------   --------------
     Nonvested at December 31, 2008                   2,248,050   $         0.09
       Granted                                                -   $            -
       Vested                                          (316,850)  $         0.07
       Cancelled                                        (62,500)  $         0.24
                                                  -------------   --------------
     Nonvested at September 30, 2009                  1,868,700   $         0.04
                                                  =============   ==============

                     Options Outstanding                             Options Exercisable
-------------------------------------------------------------   -----------------------------
                   Number          Weighted                        Number
                 Outstanding       Average         Weighted      Excercisable      Weighted
                    as of         Remaining       Average at         at            Average
  Exercise        September      Contractual       Exercise       September        Exercise
    Price          30, 2009         Years           Price          30, 2009         Price
-------------   -------------   -------------   -------------   -------------   -------------
$        0.02       1,000,000            9.15   $        0.02               -   $           -
$        0.03       1,000,000            8.82   $        0.03         250,000   $        0.03
$        0.19          74,000            7.42   $        0.19          74,000   $        0.19
$        0.24         282,400            7.29   $        0.24         163,700   $        0.24
$        1.00         148,000            5.34   $        1.00         148,000   $        1.00
                -------------   -------------   -------------   -------------   -------------
                    2,504,400            8.53   $        0.12         635,700   $        0.38
                =============   =============   =============   =============   =============

Warrants

     On May 29, 2009, the Company entered into an agreement with Montgomery 2006-1 Partnership ("Montgomery"), pursuant to which Montgomery agreed to terminate and cancel the warrants issued by the Company on December 7, 2005 which entitled Montgomery to purchase up to 485,213 shares of common stock of the Company. In consideration for the termination and cancellation of the warrants, the Company paid $2,500 to Montgomery.

     On June 29, 2009, the Company entered into an agreement with Midsummer Investment, Ltd. ("Midsummer") and Islandia, L.P. ("Islandia"), pursuant to which, the Company agreed to issue 3,899,030 shares of common stock to Midsummer and 2,166,128 shares of common stock to Islandia in exchange for the termination and cancellation of the warrants issued by the Company to each of Midsummer and Islandia on December 7, 2005. The agreement also provided for the termination of all existing agreements among the Company, Midsummer and Islandia.

     The following table summarizes the warrants outstanding at September 30, 2009:

                                         Number of
                                         Shares of
                          Expiration      Common
           Issue Date        Date          Stock       Price     Basis for Warrant Issuance
          ------------   ------------   -----------   -------   ---------------------------
            03/09/05       03/08/10         200,000      2.40    Media consulting services
            05/09/05       05/08/10          75,000      2.40    Media consulting services
            08/09/05       08/08/10          75,000      2.40    Media consulting services
                                        -----------
                                            350,000   Outstanding at September 30, 2009
                                        ===========

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

Our executive offices are located at 1077 Business Center Circle, Newbury Park, California 91320 and our telephone number is (805) 480-1994.

Critical Accounting Policies

The company sells directly to domestic customers who are end-users. The company sells internationally to distributors who, in turn, sell to end-users. Sales to distributors are not contingent on the sale by the distributor to an end-user. The distributor is the owner whether or not it sells the product to an end-user. The company records revenue from sales of products to customers when the products are shipped, collection of the purchase price is probable and the company has no significant further obligations to the customer. Costs of remaining insignificant company obligations, if any, are accrued as costs of revenue at the time of revenue recognition. Cash payments received in advance of product shipment or service revenue are recorded as deferred revenue. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the recorded amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The company reviews long-lived assets, such as property and equipment, to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. At September 30, 2009 no assets were impaired.

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

Results of Operations

The following table sets forth, as a percentage of revenues, certain items included in the company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                       Nine Months Ended      Three Months Ended
                                          September 30          September 30
                                      -------------------   -------------------
Statement of Operations Data:           2009       2008       2009       2008
-----------------------------------   --------   --------   --------   --------
  Revenues.........................        100%       100%       100%      100%
  Cost of Sales....................         59%        64%        67%       68%
  Gross Profit.....................         41%        36%        33%       32%
  Operating Expenses...............        229%       158%       298%      105%
  (Loss) From Operations...........       (188%)     (122%)     (265%)     (73%)
  Other Income (Expense)...........        (25%)       57%       (37%)      (9%)
  Net (Loss).......................       (213%)      (65%)     (302%)     (82%)

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues are derived from product sales and product support services. For the three and nine month periods ended September 30, 2009, revenues were $194,700 and $778,100, compared to $543,900 and $1,303,600 in 2008. The decrease in revenues for both the quarter and year-to-date results from: (1) a price reduction averaging 24% on all of our instruments instituted at the beginning of the year to make our products more price competitive and, (2) current global economic conditions which have had a significant negative impact on the durable equipment market. Potential customers are taking a "wait and see" approach to capital equipment purchase decisions and are delaying such decisions until economic conditions improve. This is reflected in the shipments for the quarter and year-to-date which were 7 and 30 units, respectively, compared to 20 and 42 units shipped for the same periods in 2008. The decrease in shipments has also impacted product support revenues which for the three and nine periods ended September 30, 2009 were 16% and 50% less than for the same periods in 2008. The decrease in product support revenues for the quarter was offset somewhat by an increase in revenues from equipment rentals. Finally, revenues from the company's license agreement with a customer ended in October 2008 when the agreement was concluded and not renewed. The license agreement provided $12,500 in quarterly royalty income in 2008 for the company.

The company anticipates the stresses of current global economic conditions on the commercial durable equipment market to continue for the rest of the year and into 2010. These conditions have caused many of our customers (and potential customers) to postpone their purchases of capital equipment. Until global economic conditions improve, we expect the commercial durable equipment market to remain depressed.

During the third quarter, we continued with the global rollout of our latest product, the Model 4500, to mostly homeland security customers. Although the upside potential of this market is vast, the homeland security market is characterized by its long sales cycle where the time between product introduction to product sale may be considerable. Initial market reaction to the Model 4500 has been positive and we are confident in the product's capabilities to meet the requirements of our homeland security customers. We are, however, still in the early stages of the sales cycle with many of these customers and, as such, anticipate only modest sales performance for the Model 4500 for the remainder of 2009.

Cost of Sales consist of product costs and expenses associated with product support services. For the three and nine month periods ended September 30, 2009, cost of sales were $130,300 and $459,100, compared to $367,800 and $828,500 in 2008. For the same periods, cost of sales, as a percentage of revenues, were 67% and 59%, versus 68% and 64% in 2008. Cost of sales were improved by favorable price economics on purchased materials which offset production variances resulting from under-absorption of overhead expenses caused by reduction in production levels due to business conditions and to work-off on-hand inventories.

Gross profits were 33% and 41% of sales for the three and nine month periods ended September 30, compared to 32% and 36% of sales for the same periods in 2008. Gross margins were aided by cost improvements, primarily price economics achieved on purchased materials, on our products which offset an averaged 24% across-the-board price reduction on our entire instrument product line instituted at the beginning of the year.

Research and Development costs for the three and nine month periods ended September 30, 2009 were $95,000 and $293,100 versus $163,900 and $512,900 for the same periods in 2008. The improvement of $68,900 for the quarter is attributed to lower personnel expenses due to reduction of census ($59,800), lower operating expenses ($16,200), offset by an increase in facilities expenses ($7,100). For the nine month period, expenses were improved by $219,800 due to reductions in personnel expenses ($206,500), lower operating expenses ($43,500), offset by higher facilities expenses ($21,200) and increase in use of outsider services ($9,000).

Selling, General and Administrative expenses for the three and nine month periods ended September 30, 2009 were $485,400 and $1,490,800, compared to $405,000 and $1,545,700 for the same periods in 2008. For the quarter, expenses were $80,400 higher than in 2008 due to recognition of bad debts expense ($105,000), higher outside services expenses ($27,100), higher facilities costs ($3,900), offset by savings from reductions in personnel expenses ($26,500) and operating costs ($29,100). For the nine month period, selling, general and administrative expenses were $54,900 improved over the same period in 2008 due to lower operating ($154,900) and personnel ($200,000) expenses, offset by increase in bad debts expense ($105,000), higher outside services ($83,200) and facilities ($111,800) costs,

Interest expense for the nine months ending September 30, 2009 was $4,400, as compared to $740,400 for the same period in 2008. Interest expense for the first nine months of 2008 consisted of: (1) interest accrued on the $7.0 million 8% convertible debentures which were retired on March 28, 2008; and, (2) amortization of the debt discount on the same retired 8% convertible debentures.

Interest expense - related party for the three and nine month periods ended September 30, 2009 were $70,400 and $186,300, compared to $47,800 and $96,800 for the same periods in 2008. Current year's interest consists of interest accrued on the $2.0 million 9% convertible debenture issued to Halfmoon Bay Capital Ltd on March 28, 2008 and on the $1.0 million 9% debenture also issued to Halfmoon Bay Capital Ltd on April 10, 2009. Interest expense for 2008 pertained only to the $2.0 million 9% convertible debenture issued on March 28, 2008.

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

Gain on extinguishment of debt. In 2008, a gain was realized from the early retirement of the 8% convertible debentures on March 31, 2008. There have been no debt retirements in 2009.

Liquidity and Capital Resources

For the nine months ending September 30, net cash used by the company for operating activities were $1,165,600 and $1,510,600 for 2009 and 2008 respectively. Cash used for the nine months ending September 30, 2009 was comprised of the net loss for the period of $1,656,600, plus net non-cash items (including depreciation and amortization expenses of $32,400, increase in allowance for doubtful accounts of $105,000, stock based compensation of $14,300, issuance of common shares for services of $109,200 and amortization of debt discount of $8,600) of $269,500, and plus the net change in operating assets and liabilities of $221,500. Cash used in operations during the same nine months of 2008 was comprised of the net loss for the period of $835,600, less net non-cash expenses (including depreciation and amortization expenses of $36,200, stock based compensation of $30,600, issuance of common shares for payment of interest of $280,000, amortization of debt discount of $589,100, amortization of deferred financing costs of $45,400, less decrease in fair value of derivative liability of $323,200, and gain on early retirement of debt of $1,261,900) of $603,800, and less the net change in operating assets and liabilities of $71,200.

Investing activities used cash of 23,200 in the first nine months of 2009 and provided cash of $6,300 during the same period in 2008. For the period, cash of $4,800 was provided from the sale of property and equipment, and $28,000 was used to purchase capital equipment. In 2008, cash of $9,900 was provided from the sales of property and equipment and $3,600 was used to purchase capital equipment.

Financing activities for the first nine months of 2009 provided cash of $985,200 which resulted from the issuance of a 9% debenture payable to an investor for $1,000,000 and a decrease in capital lease obligation of $14,800. For the same period in 2008, financing activities provided cash of $1,985,200 which included $2,000,000 received from the issuance of 9% convertible debentures to a related party investor, $3,500,000 from the issuance of equity to the same investor, less $3,500,000 used to retire the 8% convertible debentures and a decrease in capital lease obligation of $14,800.

On September 30, 2009 the company's cash (including cash equivalents) was $208,400, compared to $484,000 on September 30, 2008. The company had working deficit of $503,500 on September 30, 2009, compared to a working capital of $1,414,000 on September 30, 2008.

The Company's current cash balance is not expected to be adequate to fund operations beyond the fourth quarter of 2009. As such, the Company is actively seeking additional funding to provide necessary working capital for operations and implementation of its business strategy of creating a sales and marketing staff for the marketing, advertising and selling of the zNose(R) family of chemical detection products, increasing distribution channels both in the U.S. and foreign countries, introducing new products, improving existing product lines and development of a strong corporate infrastructure. There can be no assurance that any financing will be available through any bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company's shares.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered equity securities or repurchase any of our equity securities during the three months ended September 30, 2009.

Item 3.   Defaults Upon Senior Securities.

During the three months ended September 30, 2009, there were no material defaults upon senior securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

On August 25, 2009, the Company received a comment letter from the United States Securities and Exchange Commission ("SEC") seeking additional information related to Form 10-K for the fiscal year ended December 31, 2008 filed on April 15, 2009. The Company provided the requested information in a letter to the SEC on September 8, 2009. Based on the Company's responses, the SEC in a letter dated September 10, 2009 accepted our responses and indicated that it had no further comments.

Item 6.   Exhibits.

Exhibit No.        Description
------------   -----------------------------------------------------------------

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

                                    ELECTRONIC SENSOR TECHNOLOGY, INC.


Dated: November 12, 2009            By: /s/ Teong Lim
                                        ----------------------------------------
                                    Name:  Teong Lim
                                    Title: President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated: November 12, 2009            By: /s/ Philip Yee
                                        ----------------------------------------
                                    Name:  Philip Yee
                                    Title: Secretary, Treasurer and Chief
                                           Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)